Form 10-K/A
period 2016-12-31
Jagged Peak Energy Inc.
filed 2017-04-27
CIK 1685715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition periods for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the New York Stock Exchange on January 27, 2017.
The registrant had 212,930,655 shares of common stock outstanding at April 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Jagged Peak Energy Inc. with the Securities and Exchange Commission (the “SEC”) on March 24, 2017 (the “2016 Form 10-K”). This Form 10-K/A is being filed to (i) correct the “(Gain) loss on commodity derivatives, net, less cash from derivative settlement” line item in the Adjusted EBITDAX reconciliation table in Part II, Item 6, Selected Financial Data, although the total “Adjusted EBITDAX” line item for such table was correct as presented in the 2016 Form 10-K and (ii) include certain information that was previously omitted from Part III of the 2016 Form 10-K because the Company no longer intends to file a definitive proxy statement for an annual meeting of stockholders within 120 days after the end of its fiscal year ended December 31, 2016. In particular, this Form 10-K/A amends the cover page and amends and restates Item 6 of Part II and Items 10 through 14 of Part III. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as well as the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, have been omitted.

Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2016 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2016 Form 10-K and, except where expressly noted, we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the 2016 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2016 Form 10-K and our other filings with the SEC.

Unless the context requires otherwise, all references to “Jagged Peak”, the “Company”, “we”, “us” or “our” mean Jagged Peak Energy Inc., a Delaware corporation.

COMPANY BACKGROUND
The Company is a Delaware corporation formed on September 20, 2016. The Company was formed in order to effect a corporate reorganization whereby its predecessor, Jagged Peak Energy LLC, became a wholly owned subsidiary of the Company in connection with the Company’s initial public offering which closed on February 1, 2017 (the “IPO”). The Company has no prior operating activities. The Company’s predecessor, Jagged Peak Energy LLC, was formed in 2013 to engage in the acquisition, development, exploration and exploitation of oil and natural gas reserves in the Permian Basin.

The corporate reorganization that was completed in connection with the closing of the IPO provided a mechanism by which the shares of the Company’s common stock were to be allocated amongst the owners of the predecessor, including the holders of management incentive units as further described in “Item 11—Executive Compensation—Narrative Disclosure to Summary Compensation Table—Long-term incentives”.

Commonly Used Defined Terms

As used in this Form 10-K/A, unless the context indicates or otherwise requires, the terms listed below have the following meanings:

•	“Quantum” refers, as applicable, to Quantum Energy Partners and its affiliates, including Q-Jagged Peak Energy Investment Partners, LLC;

•	“Management Members” refers, collectively, to the current and former officers and employees who owned equity interests in Jagged Peak Energy LLC; and

•
“Management Holdco” refers to JPE Management Holdings LLC, a Delaware limited liability company, which was formed to hold shares of the Company’s common stock that will be distributed in respect of certain management incentive units in Jagged Peak Energy LLC held by the Company’s officers and other employees, as further described in “Item 11—Executive Compensation—Narrative Disclosure to Summary Compensation Table—Long-term incentives”.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The following tables show selected historical consolidated financial data, for the periods and as of the dates indicated, of Jagged Peak Energy LLC, our accounting predecessor. Our historical results are not necessarily indicative of future results. The following selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included in the 2016 Form 10-K.

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
_______________________________________________________________________________

(1)
Jagged Peak Energy Inc. is a Subchapter C corporation (“C-corp”) under the Internal Revenue Code of 1986, as amended (the “Code”), and is subject to U.S. federal, state and local income taxes. Although our predecessor was subject to franchise tax in the State of Texas, it generally passed through its taxable income to its owners for other income tax purposes and thus was not subject to U.S. federal income taxes or other state or local income taxes. The Company computed a pro forma tax provision for 2016 as if our predecessor was subject to income taxes since January 1, 2016. We have included pro forma financial data to give effect to income taxes assuming the earnings (losses) of our predecessor had been subject to federal income tax as a C-corp during 2016. We have also included pro forma per share data, assuming the weighted-average number of shares of common stock outstanding was calculated as if the common shares issued in the IPO, 212,938 (in thousands), had been outstanding since January 1, 2016. The unaudited pro forma data is presented for informational purposes only and does not purport to project our results of operations for any future period or our financial position as of any future date. The pro forma tax provision has been calculated at a rate based on upon a federal corporate level tax rate and a state tax rate, net of federal benefit, incorporating permanent differences.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Net income (loss) to Adjusted EBITDAX:
Net income (loss)	$(9,760)	$(7,484)	$1,321
Interest expense, net of capitalized interest	2,629	197	—
Depletion, depreciation, amortization and accretion	40,417	22,685	8,444
Impairment of oil and natural gas properties and dry hole costs	1,564	6,489	1,414
Exploration expenses(1)	1,292	11	64
Stock-based compensation expense	—	—	—
Income tax expense (benefit)	—	—	—
(Gain) loss on commodity derivatives, net, less net cash from derivative settlements(2)	12,853	4,612	(4,612)
Adjusted EBITDAX	$48,995	$26,510	$6,631
_______________________________________________________________________________

(1)	Primarily includes delay rental costs to maintain leases.

(2)
Has the effect of adjusting net income (loss) for changes in the fair value of derivative instruments, which are recognized at the end of each accounting period because we do not designate commodity derivative instruments as cash flow hedges.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The Company’s Board of Directors (the “Board”) and the executive officers of the Company are:

Name	Director Class	Age	Position
Joseph N. Jaggers	III	63	Chairman, Chief Executive Officer and President
Robert W. Howard	—	62	Executive Vice President and Chief Financial Officer
Christopher I. Humber	—	44	Executive Vice President, General Counsel & Secretary
Mark R. Petry	—	61	Executive Vice President, Land
Charles D. Davidson(2)	I	67	Director
Roger L. Jarvis(1)(2)	I	63	Director
Blake A. Webster	I	39	Director
James J. Kleckner(1)(2)	II	59	Director
Michael C. Linn(2)	II	65	Director
Dheeraj Verma	II	39	Director
John R. Sult(1)	III	57	Director
S. Wil VanLoh, Jr.	III	46	Director
_______________________________________________________________________________

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

The Company’s Board currently consists of nine members. The Company’s directors are divided into three classes serving staggered three-year terms. Each year, starting in 2018, the directors of one class will stand for re-election as their terms of office expire. Messrs. Davidson, Jarvis and Webster are designated as Class I directors and their terms of office expire at the annual meeting of stockholders to be held in 2018. Messrs. Kleckner, Linn and Verma are designated as Class II directors, and their terms of office expire at the annual meeting of stockholders to be held in 2019. Messrs. Jaggers, Sult and VanLoh are designated as Class III directors, and their terms of office expire at the annual meeting of stockholders to be held in 2020.

Set forth below is biographical information about each of the Company’s executive officers and directors.

Joseph N. Jaggers was appointed as our Chief Executive Officer and President and as Chairman of our Board in September 2016, and has served as Chairman, Chief Executive Officer and President of Jagged Peak Energy LLC since April 2013. Prior to that, Mr. Jaggers served as the President and Chief Executive Officer of Ute Energy LLC from July 2010 until its acquisition in November 2012. From November 2012 until April 2013, Mr. Jaggers oversaw the winding down of Ute Energy LLC and evaluated potential opportunities in anticipation of the formation of Jagged Peak Energy LLC. Mr. Jaggers began his career in the oil and natural gas industry in 1981, when he joined Amoco Production Company (“Amoco”) in Lake Charles, Louisiana. Mr. Jaggers worked for 19 years with Amoco and its successor, BP p.l.c., holding positions of increasing responsibility, including operations, engineering and executive assignments, in a number of domestic and international locations. In July 2000, Mr. Jaggers joined Barrett Resources Corporation as President and Chief Operating Officer and served in that capacity until Barrett Resources Corporation’s merger with The Williams Companies, Inc. in 2001 where he served as Regional Vice President until 2006. Mr. Jaggers served as President, Chief Operating Officer and Director of Bill Barrett Corporation from 2006 until July 2010. In October 2009, Mr. Jaggers was elected into the Wildcatter Hall of Fame for his distinguished work and contributions to the oil and natural gas industry by the Independent Producers Association of the Mountain States. Mr. Jaggers graduated from the United States Military Academy at West Point in 1975 with a bachelor of sciences degree, after which he served his country for six years as a member of the United States Army. Mr. Jaggers is an independent director of National Fuel Gas Company (NYSE: NFG).

We believe that Mr. Jaggers’ extensive knowledge of the energy industry and our Company, as well as his substantial business, leadership and management experience, bring important and valuable skills to our Board.

Robert W. Howard was appointed as our Executive Vice President, Chief Financial Officer in November 2016, prior to which he served as our Chief Financial Officer since September 2016. Mr. Howard has also served as Chief Financial Officer of Jagged Peak Energy LLC since April 2016. Prior to that, Mr. Howard served as Chief Financial Officer and Treasurer of Bill Barrett Corporation since March 2007. He served as Chief Financial Officer for Quantum Resources Management, a private oil and natural gas company headquartered in Denver, from May 2006 until March 2007. Previously, Mr. Howard served from January 2002 through May 2006 in various executive positions for Bill Barrett Corporation, including Executive Vice President-Finance and Investor Relations and Treasurer from February 2003 until May 2006 and as Chief Financial Officer from January 2002 until February 2003. From August 2001 until December 2001, Mr. Howard served as Vice President-Finance and Administration and a director of AEC Oil & Gas (USA) Inc. From 1984 through its sale in 2001, Mr. Howard served in various positions at Barrett Resources Corporation, including as Senior Vice President-Investor Relations and Corporate Development and Senior Vice President Accounting and Finance and Treasurer. He earned a B.B.A. in Comprehensive Public Accounting from University of Wisconsin-Eau Claire in 1976.

Christopher I. Humber was appointed as our Executive Vice President, General Counsel & Secretary in November 2016. Prior to joining us, he was a consultant to us and other exploration and production companies since his March 2016 departure from Bonanza Creek Energy, Inc., where he served as its Executive Vice President, General Counsel and Secretary since August 2014 and its Senior Vice President, General Counsel and Secretary prior to that since that company’s initial public offering in December 2011. Prior to that, Mr. Humber was a practicing attorney focusing on securities, mergers and acquisitions and corporate finance matters for public and private companies as a partner with the law firm Kendall, Koenig & Oelsner PC in Denver, Colorado and an associate with the law firms Hogan & Hartson LLP (now Hogan Lovells US LLP) in Denver, Colorado and Arnold & Porter LLP (now Arnold & Porter Kaye Scholer LLP) in Washington, D.C. and McLean, Virginia. Mr. Humber graduated with high honors from Emory University School of Law, where he was Editor-in-Chief of the Emory Law Journal, and holds a Bachelor of Arts in Biology from the University of Colorado at Boulder.

Mark R. Petry was appointed as our Executive Vice President, Land in November 2016, and has served as Jagged Peak Energy LLC’s Vice President, Land since May 2013. Prior to that, he served as Vice President, Business Development and Land Administration for Laramie Energy II, LLC since September 2007. His prior experience includes Rocky Mountain Land Manager at Anadarko Petroleum Corporation, various positions, including Vice President, Land, at Western Gas Resources, Inc. and various land and accounting positions at Ladd Petroleum Corporation. Mr. Petry graduated with honors from the University of Wyoming with a Bachelor of Science Degree in Finance and is a Certified Professional Landman (CPL). Mark is a member of the American Association of Professional Landmen (AAPL) and the Denver Association of Petroleum Landmen (DAPL).

Charles D. Davidson was appointed as a member of our Board in September 2016, and has served as a member of the board of directors of Jagged Peak Energy LLC since February 2016. Mr. Davidson is a Venture Partner with Quantum Energy Partners and serves on the firm’s Investment Committee. He served as Chief Executive Officer of Noble Energy, Inc. from 2000 to 2014 and its Chairman from 2000 until his retirement in May 2015. Before joining Noble Energy, Inc. Mr. Davidson was Chairman, President and Chief Executive of Vastar Resources, Inc., a publicly owned subsidiary of Atlantic Richfield Company (“ARCO”), which merged with BP in 2000. Prior to the formation of Vastar, he held a number of engineering, operations and executive assignments at ARCO. Mr. Davidson is currently an independent director of Loews Corporation (NYSE: L) and is a member of the Society of Petroleum Engineers, the American Institute of Chemical Engineers and the All-American Wildcatters. During his career, he has served in various professional, industry and community organizations and has been presented with numerous industry awards and honors, including being named by the Harvard Business Review as one of the top 100 Best-Performing CEOs in the World. He holds a bachelor’s degree in chemical engineering from Purdue University and a master’s degree in management from the University of Texas at Dallas.

We believe that Mr. Davidson’s extensive and highly successful experience as a chief executive officer and board member of a large public independent exploration and production company as well as his strong industry, financial and governance knowledge bring important and valuable skills to our Board.

Roger L. Jarvis was appointed as a member of our Board in January 2017. Between August 2012 and May 2016, he served as Chairman of Common Resources III LLC, a privately held company engaged in the business of exploration for and production of hydrocarbons in the United States, subsequent to which he evaluated potential opportunities prior to joining our Board. Mr. Jarvis previously served as Chairman of Common Resources II from May 2010 until its acquisition in August 2012 and at Common Resources LLC from 2007 until its acquisition in May 2010. He served as President, Chief Executive Officer and Director of Spinnaker Exploration Company, a natural gas and oil exploration and production company, from 1996 and as its Chairman of the Board from 1998, until its acquisition by Norsk Hydro ASA in December 2005. Mr. Jarvis holds a B.S in Petroleum Engineering from the University of Tulsa. He currently serves on the board of directors of National Oilwell Varco, Inc. (NYSE: NOV) where he is chairman of the nominating and corporate governance committee.

We believe that Mr. Jarvis, by serving as the chief executive officer and chairman of the board of a publicly traded company in the oil and gas industry for ten years, and as a result of his extensive experience in the oil and gas exploration and production industry, brings significant value to our Board. As a result of this extensive experience, Mr. Jarvis is very familiar with the strategic and project planning processes that impact our business. He has also gained valuable outside board experience from his tenure as a director of other public companies.

Blake A. Webster was appointed as a member of our Board in September 2016, and has served as a member of the board of directors of Jagged Peak Energy LLC since April 2013. Mr. Webster is currently a Managing Director with Quantum Energy Partners and has been with the firm since 2006. Mr. Webster participates in Quantum’s investment activities, including investment sourcing, transaction structuring and execution, and working closely with portfolio companies in developing and executing their business plans. Mr. Webster currently serves on the board of directors of several other Quantum portfolio companies, including Crump Energy Partners II, LLC, Intensity Midstream, LLC, Oryx Midstream Services, LLC and Xplorer Midstream, LLC. Prior to joining Quantum in 2006, Mr. Webster was an Associate with Morgan Stanley in its Global Energy and Utilities Equity Research group. Mr. Webster holds a B.A. from the University of Texas at Austin, an M.B.A. from Rice University and is a CFA charterholder.

We believe that Mr. Webster’s extensive experience, both from his roles in the energy industry and as a director for several Quantum portfolio companies, brings important and valuable skills to our Board.

James J. Kleckner was appointed as a member of our Board in January 2017. Mr. Kleckner retired from Anadarko Petroleum Corporation as its Executive Vice President, International and Deepwater Operations in August of 2016, a position he held since 2013, subsequent to which he evaluated potential opportunities prior to joining our Board. From 2007 to 2013, he served as a Regional Vice President, Operations for Anadarko. From 1999 through 2007 he held various vice president positions with Kerr McGee Corporation. Prior to that, Mr. Kleckner spent almost 20 years in operational and officer roles with Oryx Energy until its merger with Kerr McGee. Mr. Kleckner began his career in the oil and natural gas industry with Sun Oil Company and has held positions of increasing responsibility throughout the world, including management roles in the North Sea, South America, China, the Gulf of Mexico and U.S. onshore. Mr. Kleckner holds a B.S. in Petroleum Engineering from the Colorado School of Mines. He is a member of the Society of Petroleum Engineers. He has served on the Industry and Advisory Board of the School of Energy Research at the University of Wyoming, the Petroleum Engineering Advisory Board at Colorado School of Mines, the Executive Board for the Colorado Oil and Gas Association and the Executive Board for the Independent Petroleum Association of Mountain States.

We believe that Mr. Kleckner’s significant operational experience as an executive of other oil and gas companies brings essential skills and perspectives to our Board.

Michael C. Linn was appointed as a member of our Board in January 2017. Mr. Linn is President and Chief Executive Officer of MCL Ventures LLC, a private oil, gas and real estate investment firm he founded in October 2011, and is a Senior Advisor with Quantum Energy Partners, a position he has held since August 2012. Mr. Linn founded Linn Energy, LLC (“LINN”), an independent oil and natural gas company, in 2003. He served as LINN’s Executive Chairman from January 2010 to December 2011, Chairman and Chief Executive Officer from June 2006 to January 2010, and President and Chief Executive Officer from March 2003 to June 2006. Mr. Linn currently serves on the board of directors of Black Stone Minerals, L.P. (NYSE: BSM), the board of directors and chairman of the compensation committee for Nabors Industries, Ltd. (NYSE: NBR), the board of directors and Chairman of the Conflicts Committee for Western Refining Logistics GP, LLC, the general partner of Western Refining Logistics, LP (NYSE: WNRL), and on the Board of Managers for Cavallo Mineral Partners, LLC. Mr. Linn previously served as a non-executive director and chairman of the SHESEC committee for Centrica plc. Mr. Linn currently serves as a member of the National Petroleum Council and Independent Petroleum Association of America (“IPAA”) and previously served as chairman and director of the Natural Gas Council, chairman of the IPAA and director of the Natural Gas Supply Association. Mr. Linn holds a B.A. in Political Science from Villanova University and a J.D. from the University of Baltimore School of Law.

We believe that Mr. Linn’s extensive experience as the chief executive officer and director of a large public independent exploration and production company, his experience serving as a director for numerous public and private energy companies and his extensive industry knowledge, governance experience and relationships, provide valuable resources to our Board.

Dheeraj “D” Verma was appointed as a member of our Board in January 2017. Mr. Verma is the President of Quantum Energy Partners, which he joined in 2008. Quantum manages a family of energy-focused private equity funds, which, together with its affiliates, has had more than $11 billion of capital under stewardship. Mr. Verma works with Mr. VanLoh in leading the firm’s capital allocation process, charting the firm’s investment strategy and overseeing all investment activities, working closely with the Executive Team and investment team to ensure its appropriate implementation and execution. Prior to joining

Quantum, Mr. Verma was a senior member of J.P. Morgan’s Mergers & Acquisitions group in New York, where he advised clients on over forty announced transactions with over $200 billion of enterprise value. He holds a B.A./B.S. in Mathematics and Finance from Ithaca College and a Masters in International Management from the Thunderbird School of Global Management. Mr. Verma currently serves on the boards of a number of portfolio companies of Quantum, all of which are private energy companies.

We believe that Mr. Verma’s extensive experience, both from investing in the energy industry and serving as a director on numerous private energy company boards, brings important and valuable skills to our Board.

John R. “J.R.” Sult was appointed as a member of our Board in January 2017. Mr. Sult served as Executive Vice President and Chief Financial Officer of Marathon Oil Corporation from September 2013 until August 2016, subsequent to which he evaluated potential opportunities prior to joining our Board. He was Executive Vice President and Chief Financial Officer of El Paso Corporation (“El Paso”) from March 2010 until May 2012 where he previously served as Senior Vice President and Chief Financial Officer from November 2009 until March 2010, and as Senior Vice President and Controller from November 2005 until November 2009. During the period from May 2012 to October 2012, Mr. Sult evaluated additional potential opportunities. He joined the board of directors of Dynegy, Inc. in October 2012. Mr. Sult also served as Executive Vice President, Chief Financial Officer and director of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P., from July 2010 until May 2012, where he previously served as Senior Vice President and Chief Financial Officer from November 2009 until July 2010, and as Senior Vice President, Chief Financial Officer and Controller from August 2007 until November 2009. Mr. Sult also served as Chief Accounting Officer of El Paso and as Senior Vice President, Chief Financial Officer and Controller of El Paso’s Pipeline Group from November 2005 to November 2009. Prior to joining El Paso, Mr. Sult served as Vice President and Controller of Halliburton Energy Services from August 2004 until October 2005. Prior to joining Halliburton, Mr. Sult managed an independent consulting practice that provided a broad range of finance and accounting advisory services and assistance to public companies in the energy industry. Prior to private practice, Mr. Sult was an audit partner with Arthur Andersen LLP. He graduated from Washington & Lee University with a B.S. with Special Attainments in Commerce. Mr. Sult currently serves on the board of directors and as audit committee chairman of Dynegy, Inc. (NYSE: DYN).

We believe that Mr. Sult, through his experience in executive financial positions with large public companies, brings significant knowledge of accounting, capital structures, finance, financial reporting, strategic planning and forecasting to our Board. In addition, Mr. Sult’s qualification as an “audit committee financial expert” provides an essential skill set relevant to his service on our Board and as the Chairman of our Audit Committee.

S. Wil VanLoh, Jr. was appointed as a member of our Board in September 2016, and has served as a member of the board of directors of Jagged Peak Energy LLC since April 2013. Mr. VanLoh is the Founder and Chief Executive Officer of Quantum Energy Partners, which he founded in 1998. Quantum Energy Partners manages a family of energy-focused private equity funds, which, together with its affiliates, has had more than $11 billion of capital under stewardship. Mr. VanLoh is responsible for the leadership and overall management of the firm. Additionally, he leads the firm’s investment strategy and capital allocation process, working closely with the investment team to ensure its appropriate implementation and execution. Prior to cofounding Quantum Energy Partners, Mr. VanLoh co-founded Windrock Capital, Ltd., an energy investment banking firm specializing in providing merger, acquisition and divestiture advice to and raising private equity for energy companies. Prior to co-founding Windrock, Mr. VanLoh worked in the energy investment banking groups of Kidder, Peabody & Co. and NationsBank. Mr. VanLoh serves on the boards of a number of portfolio companies of Quantum Energy Partners, all of which are private energy companies. Mr. VanLoh holds a B.B.A. in Finance from Texas Christian University.

We believe that Mr. VanLoh’s extensive experience, both from investing in the energy industry since 1998 and serving as director for numerous private and public energy companies, brings important and valuable skills to our Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The executive officers and directors of the Company and persons who own more than 10% of the Company’s common stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common stock, as well as changes in that ownership. Our IPO was completed in February 2017, and thus we were not subject to the Exchange Act Section 16 reporting obligations during 2016.

The Board and Its Committees

Board of Directors

Our Board is divided into three classes of directors, with each class equal in number as possible, serving staggered three year terms. Our business is managed under the direction of the Board, with Mr. Jaggers acting as Chairman.  None of our independent directors has been formally designated as the lead independent director, and we do not have a policy regarding separation of the Chief Executive Officer and Chairman positions. We believe this structure is appropriate at this time in light of the size of the Board and our Company.

For so long as Quantum beneficially owns or controls more than 50% of the voting power of our issued and outstanding common stock, directors will generally be removable at any time, either for or without “cause”, upon the affirmative vote of the holders of a majority of the outstanding shares of our issued and outstanding common stock entitled to vote generally for the election of directors. After Quantum no longer beneficially owns or controls more than 50% of the voting power of our issued and outstanding common stock, such directors will be removable only for “cause” upon the affirmative vote of the holders of at least 66 2/3% of the outstanding shares of our issued and outstanding common stock entitled to vote generally for the election of directors.

The Company is party to a stockholders’ agreement with Quantum, Management Holdco and certain current and former officers and employees. The stockholders’ agreement provides that Quantum has a right to designate a certain number of nominees to our Board so long as it and its affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock. See “Item 13- Certain Relationships and Related Transactions, and Director Independence-Stockholders’ Agreement” below for further information.

In evaluating director candidates, we assess whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the Board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of the committees of the Board to fulfill their duties. Each of our directors holds office for the term for which such director was elected, and until such director’s successor shall have been elected and qualified or until the earlier of such director’s death, resignation or removal.

Audit Committee

We currently have an audit committee (the “Audit Committee”) of our Board. The members of the Audit Committee are Messrs. Jarvis, Kleckner and Sult (Chairman). The Audit Committee was formed in connection with the IPO in January 2017 and therefore held no meetings in 2016. The Board determined that each of Messrs. Jarvis, Kleckner and Sult, are independent as defined in Section 10A of the Exchange Act and under the standards set forth by the New York Stock Exchange (“NYSE”) applicable to members of an audit committee. The Board evaluated each of the members of the Audit Committee for financial literacy and the attributes of a financial expert in January 2017. The Board determined that each of the Audit Committee members is financially literate and that the Chairman of the Audit Committee, Mr. Sult, is an “audit committee financial expert” as defined by the SEC.

The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to our Board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements. Additional information regarding the functions performed by the Audit Committee and its membership is set forth in the “Audit Committee Charter” that is posted on the Company’s website at www.jaggedpeakenergy.com under the heading “Investor Relations” and the subheading “Corporate Governance.” Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Form 10-K/A.

Compensation Committee

While we are not currently required to do so because we are a “controlled company” within the meaning of the NYSE corporate governance standards, on February 15, 2017, our Board formed a compensation committee (the “Compensation Committee”). The members of the Compensation Committee are Messrs. Davidson, Kleckner, Jarvis (Chairman) and Linn. The Compensation Committee’s primary function is to evaluate the Company’s compensation plans and programs for officers, including our Chief Executive Officer, and recommend such plans and programs to our Board for its approval. Additional information regarding the functions performed by the Compensation Committee and its membership is set forth in the “Compensation Committee Charter” that is posted on the Company’s website at www.jaggedpeakenergy.com under the heading “Investor Relations” and the subheading “Corporate Governance.”

The Board has determined that Messrs. Kleckner and Jarvis are independent under the standards set forth by the NYSE. Because we are a “controlled company” within the meaning of the NYSE corporate governance standards, we are not required to, and do not currently expect to, have a compensation committee comprised entirely of independent directors. For further detail regarding our status as a controlled company, see “Item 13- Certain Relationships and Related Transactions, and Director Independence-Director Independence.” If and when we are no longer a “controlled company” within the meaning of the NYSE corporate governance standards, we may be required to make changes to the composition of the Compensation Committee so that it is comprised entirely of independent directors.

Nominating and Corporate Governance Committee

Because we are a “controlled company” within the meaning of the NYSE corporate governance standards, we are not required to, and do not currently expect to, have a nominating and corporate governance committee. If and when we are no longer a “controlled company” within the meaning of the NYSE corporate governance standards, we will be required to establish a nominating and corporate governance committee. We anticipate that such nominating and corporate governance committee would consist of three directors who will be independent under the NYSE corporate governance standards.

The nominating and corporate governance committee would identify, evaluate and recommend qualified nominees to serve on our Board, develop and oversee our internal corporate governance processes and maintain a management succession plan. Upon formation of a nominating and corporate governance committee, we would expect to adopt a nominating and corporate governance committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards.

Board Leadership

The Board has determined that the optimal Board leadership structure for us is served by the role of Chairman of the Board being held by our Chief Executive Officer and President, Mr. Jaggers. The Board determined that this leadership structure is optimal for us because it believes that having one leader serving as both the Chairman and Chief Executive Officer provides decisive, consistent and effective leadership. By meeting in executive sessions, the non-management directors have the opportunity to identify and evaluate issues facing us, engaging in a frank and candid dialogue without management being present. The Board also holds executive sessions annually with the independent directors only to have the opportunity to identify and evaluate issues facing the Company, engaging in dialogue without the non-independent directors being present. At such executive sessions, we expect that the presiding director will be determined on an ad hoc basis. For these reasons, it is the Board’s view that there is no need for an independent lead director at this time. The Board will reevaluate the efficacy of the Board’s leadership structure at least annually.

Communications with the Board of Directors

Stockholders or other interested parties can contact any director, any committee of the Board or our non-management directors as a group, by writing to them c/o General Counsel & Secretary, Jagged Peak Energy Inc., 1125 17th Street, Suite 2400, Denver, Colorado 80202. All such communications will be forwarded to the appropriate member(s) of the Board. Comments or complaints relating to the Company’s accounting, internal accounting controls or auditing matters will also be referred to members of the Audit Committee.

CORPORATE GOVERNANCE

Code of Ethics

In connection with its oversight of our operations and governance, the Board has adopted, among other things, a Code of Business Conduct and Ethics to provide guidance to directors, officers and employees with regard to certain ethical and compliance issues. The Board has also adopted a Financial Code of Ethics that contains ethical principles by which the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers performing such functions are expected to conduct themselves when carrying out their duties and responsibilities. Our Code of Business Conduct and Ethics and our Code of Financial Ethics can be viewed on our website at www.jaggedpeakenergy.com under the heading “Investor Relations” and the subheading “Corporate Governance.” We will disclose on our website any amendment or waiver of the Code of Business Conduct and Ethics or of the Financial Code of Ethics in the manner required by SEC and NYSE rules. Copies of the foregoing documents and disclosures are available without charge to any person who requests them. Requests should be directed to Jagged Peak Energy Inc., Attn: Secretary, 1125 17th Street, Suite 2400, Denver, Colorado 80202.

Corporate Governance Guidelines

The Board believes that sound governance practices and policies provide an important framework to assist it in fulfilling its duty to stockholders. The Company’s “Corporate Governance Guidelines” cover the following principal subjects:

•	the size of the Board;

•	qualifications and independence standards for the Board;

•	director responsibilities;

•	services on other boards;

•	term limits;

•	chairman of the Board;

•	meetings of the Board and of non-management directors;

•	the Board’s interaction with external constituencies;

•	compensation of the Board;

•	annual performance evaluation of the Board;

•	director orientation and continuing education;

•	attendance at the annual meeting of stockholders;

•	stockholder communications with directors;

•	committees of the Board;

•	director access to independent advisors and management;

•	management evaluation and succession planning; and

•	review of governance policies.

The Corporate Governance Guidelines are posted on the Company’s website at www.jaggedpeakenergy.com under the heading “Investor Relations” and the subheading “Corporate Governance.” The Corporate Governance Guidelines will be reviewed periodically and as necessary by the Board.

The NYSE has adopted rules that require listed companies to adopt governance guidelines covering certain matters. The Company believes that the Corporate Governance Guidelines comply with the NYSE rules.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

We are an “emerging growth company,” as such term is defined in the Jumpstart Our Business Startups Act. As an emerging growth company, we have opted to comply with the executive compensation disclosure rules in Item 402 (l)-(r) of Regulation S-K applicable to “smaller reporting companies” (as such term is defined in Item 10(f) of Regulation S-K), which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. For the fiscal year ending December 31, 2016, these three officers are referred to as our “Named Executive Officers” or “NEOs” as set forth below:

•	Joseph N. Jaggers, Chairman, Chief Executive Officer and President;

•	Gregory S. Hinds, the Company’s former Executive Vice President, Development Planning & Acquisitions; and

•	Mark R. Petry, Executive Vice President, Land.

Summary Compensation Table

The table below sets forth the annual compensation earned during the fiscal year ended December 31, 2016 by our NEOs.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)(2)	Total ($)
Joseph N. Jaggers	2016	324,450	389,340	4,015,900	4,729,690
Chairman, Chief Executive Officer and President	2015	322,996	173,982	24,000	520,978
Gregory S. Hinds(3)	2016	297,413	148,706	3,015,900	3,462,019
Former Executive Vice President, Development Planning and Acquisitions	2015	296,080	148,706	17,078	461,864
Mark R. Petry Executive Vice President, Land	2016	248,745	198,996	1,315,900	1,763,641
_______________________________________________________________________________

(1)
Amounts shown represent the annual bonuses earned in respect of the applicable year. The bonus earned in 2016 and paid in 2017 is included in 2016 compensation above, and the bonus earned in 2015 and paid in 2016 is included in 2015 compensation above. For a description of annual bonuses for 2016 see the “—Narrative to Disclosure to Summary Compensation Table—Cash bonus” section below.

(2)
“All Other Compensation” represents the matching contributions paid under our 401(k) plan and advances made in respect of management incentive units in our predecessor Jagged Peak Energy LLC held by our NEOs in 2016. For a description of the management incentive unit advance, see the “—Narrative Disclosure to Summary Compensation Table—Long-term incentives” section below. We also provide partial parking and cell phone reimbursement benefits to all of our employees, including our NEOs that are not disclosed as perquisites because the total amount of perquisites does not exceed the applicable disclosure threshold for any NEO.

(3)	Mr. Hinds resigned from the Company on March 13, 2017.

Narrative Disclosure to Summary Compensation Table

Employment agreements

As of December 31, 2016, each of Messrs. Jaggers and Hinds was party to an employment agreement (together, the “NEO Employment Agreements”), effective April 2013, with Jagged Peak Energy Management LLC, our predecessor’s management company. The NEO Employment Agreements provided for an initial base salary, which could be adjusted from time to time, as well as annual bonuses and long-term incentives in the form of management incentive units, each of which is described in greater detail below.

Under the terms of the NEO Employment Agreements, executives were entitled to a lump sum severance payment equal to 200% of the sum of the executive’s then-current annual base salary and target annual bonus upon their respective terminations of employment by us without “cause” or by the executive for “good reason” (as those terms are defined in the applicable NEO Employment Agreement), subject to the executive’s execution of a release of claims.

As of December 31, 2016, we did not provide any additional or enhanced payments or benefits to our NEOs in connection with any change in control transactions.

Mr. Hinds resigned from his position on March 13, 2017, at which time his NEO Employment Agreement terminated. For additional information regarding his departure, see “—Potential Payments upon Termination or Change in Control” below.

On April 20, 2017, Mr. Jaggers relinquished his NEO Employment Agreement and Messrs. Jaggers and Petry entered into new agreements with the Company, described below in “—2017 Executive Compensation-Executive Severance Plan and Employment Letter Agreements.”

Base salary

Each NEO’s base salary is a fixed component of compensation for each year, which may be increased from time to time based on the individual’s performance. Our NEOs’ base salaries were originally set pursuant to negotiations with our Chief Executive Officer and President (or, in the case of our Chief Executive Officer and President, negotiations with certain members of the board of directors of our predecessor). As of December 31, 2016, each of our NEO’s annualized base salaries was as follows: $324,450 for Mr. Jaggers, $297,413 for Mr. Hinds and $248,745 for Mr. Petry.

Cash bonus

The NEO Employment Agreements set a bonus potential for each of Messrs. Jaggers and Hinds expressed as a percentage of the NEO’s base salary as follows: 60% for Mr. Jaggers and 50% for Mr. Hinds. For 2016, Mr. Petry’s bonus target was 40%. In early 2017, based on the Company’s strong business development, operational and financial performance during 2016, the Board approved an annual bonus for 2016 at two times target for Messrs. Jaggers and Petry and at target for Mr. Hinds. A summary of the 2016 bonus for our NEOs is set forth below.

Executive	Salary ($)	Bonus Target	2016 Bonus Payment ($)(1)
Joseph N. Jaggers	324,450	60%	389,340
Gregory S. Hinds	297,413	50%	148,706
Mark R. Petry	248,745	40%	198,996
_______________________________________________________________________________

(1)	Paid in 2017.

Long-term incentives

Prior to the IPO, our predecessor, Jagged Peak Energy LLC, historically offered long-term incentives to our executive officers through grants of management incentive units in Jagged Peak Energy LLC. The management incentive units represented an interest in the future profits of Jagged Peak Energy LLC and were intended to be treated as “profits interests” for federal income tax purposes. The management incentive units were subject to time-vesting requirements and vesting upon certain corporate events (as described in further detail below). In addition to tax distributions on the management incentive units, which were paid if those holders were allocated taxable income in any quarter and were calculated based on a predetermined formula, after the capital interest holders of Jagged Peak Energy LLC received distributions equal to the capital contributed by such holders plus an annual internal rate of return equal to 8%, the management incentive units participated in distributions to all equity holders. We did not make any grants of management incentive units to our NEOs in 2016.

The management incentive units granted to our NEOs were scheduled to vest 18.75% on each of the first four anniversaries of May 3, 2013, with the remaining 25% vesting only upon a qualifying sale or public offering of Jagged Peak Energy LLC (a “Vesting Event”). As such, vesting of management incentive units was time-based, with a portion vesting only upon the occurrence of a Vesting Event. However, both vested and unvested management incentive units would be forfeited upon a holder’s termination of employment other than in limited circumstances. Notwithstanding the foregoing, all unvested management incentive units would automatically fully vest immediately prior to a Vesting Event.

In 2016, advances were made to all management incentive unit holders, including our NEOs, in respect of their outstanding management incentive units (the “MIU Advance”) as follows: $4,000,000 to Mr. Jaggers, $3,000,000 to Mr. Hinds and $1,300,000 to Mr. Petry. Subsequent distributions on the management incentive units held by our NEOs, including distributions in connection with our corporate reorganization and IPO, were reduced by the amount each individual received in the MIU Advance and the MIU Advance was required to be repaid, net of taxes, if a termination of employment occurred prior to the effective date of the IPO.

In addition, in connection with the grant of management incentive units to our NEOs, each executive has agreed not to solicit our employees or compete with us for a period of 12 months following the date such executive ceases to hold management incentive units for any reason other than due to a termination of such executive’s employment without “cause” (as defined in the Management Incentive Pool Plan or the applicable award letter).

In connection with the IPO, we converted the management incentive units into shares of our common stock, a portion of which was allocated to our NEOs and other employees and a portion of which was reserved for future issuances. A portion of the equity granted to our executive officers in connection with the IPO was vested on the effective date of the IPO and the remainder is held by Management Holdco and generally will vest in equal installments on each of the first three anniversaries of the IPO effective date, so long as the holder remains continuously employed by us through each vesting date. The unvested equity is held indirectly by management through Management Holdco as “Units”. Each Unit corresponds to a share of our common stock. As each Unit vests, the employee will receive a share of our common stock, subject to certain negotiated transfer restrictions. Units that are forfeited will be reallocated to the other then existing Series A members of Management Holdco. The terms of vesting, forfeiture and the reallocation of forfeited Units are governed by and set forth in, and may be amended only in certain limited circumstances in accordance with, the Amended and Restated Limited Liability Company Agreement of Management Holdco, dated as of February 1, 2017 (the “A&R Management Holdco LLC Agreement”). As of the IPO, the number of shares of our common stock allocated to Management Holdco with respect to unvested awards was 9,570,291 and with respect to unallocated awards was 666,667, which may be allocated to employees in the future.

In addition to interests in Management Holdco, in January 2017 in connection with the IPO, we adopted the 2017 Long Term Incentive Plan, which is described in the “—Additional Narrative Disclosure—2017 Long-Term Incentive Compensation” section below.

Other compensation elements

We offer participation in broad-based retirement, health and welfare plans to all of our employees. We currently maintain a plan intended to provide benefits under section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), where employees, including our NEOs, are allowed to contribute portions of their base compensation into a tax-qualified retirement account. We provide a matching contribution in amounts up to 6% of the employees’ eligible compensation contributed by the employee to the plan.

We provide partial parking, cell phone reimbursement and non-discriminatory group-term life insurance benefits to our employees, including our NEOs, but otherwise do not provide for perquisites.

Outstanding equity awards at fiscal year-end

Although our NEOs held management incentive units as described above in “—Narrative Disclosure to Summary Compensation Table—Long-term incentives,” as of December 31, 2016, those awards were accounted for in accordance with ASC Topic 710 rather than ASC Topic 718. Therefore, as of December 31, 2016, the management incentive units did not represent equity awards within the meaning of applicable SEC guidance, and no equity awards were outstanding as of such date. In connection with the IPO, we converted the management incentive units into shares of our common stock. A portion of the equity granted to our executive officers vested on the effective date of the IPO, resulting in Messrs. Jaggers, Hinds and Petry beneficially owning 4,801,039, 3,600,780 and 1,560,338 common shares in the Company, respectively. The remaining unvested portion is indirectly held through Management Holdco, in the form of Series A Units of Management Holdco, with Messrs. Jaggers, Hinds and Petry beneficially owning 2,585,175, 1,938,881 and 840,182 unvested Series A Units in Management Holdco, respectively. Each Series A Unit represents one share of our common stock.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain a defined benefit pension plan or nonqualified deferred compensation plan. We currently maintain a plan intended to provide benefits under section 401(k) of the Code, as described above under the heading “—Other Compensation Elements.”

Potential Payments upon Termination or a Change in Control

For a description of the material terms of the severance provisions of NEO Employment Agreements as of December 31, 2016 and the treatment of management incentive units in connection with the IPO, please read “—Narrative Disclosure to Summary Compensation Table-Employment agreements” and “—Narrative Disclosure to Summary Compensation Table-Long-term incentives.”

On March 13, 2017, Mr. Hinds voluntarily resigned from his position as Executive Vice President, Development Planning & Acquisitions of the Company. Pursuant to a Separation and Release Agreement, dated as of March 14, 2017 (the “Separation Agreement”), between the Company and Mr. Hinds, entered into in connection with Mr. Hinds’ resignation, Mr. Hinds will (i) continue to vest in his unvested Units of Management Holdco on the same schedule as if he remained employed and (ii) provide transition services to the Company until August 31, 2017. Mr. Hinds will also receive (i) an amount equal to his annual salary of $297,413 in a lump sum within 365 days of his separation date and (ii) reimbursement of his costs to remain on the Company’s health care plans pursuant to COBRA for 6 months. Pursuant to the Separation Agreement, Mr. Hinds is subject to certain confidentiality, non-competition and non-solicitation obligations for a period of one year following his separation date and granted certain releases of and waivers to the Company and other related parties.

2017 Executive Compensation

As a newly public company, we are in the process of transitioning to a more standard public company compensation structure. To this end, we have taken the following steps:

•	We formed the Compensation Committee in February 2017.

•
We engaged Meridian Compensation Partners LLC, an independent executive compensation consulting firm (the “Compensation Consultant”), to assist the Compensation Committee in transitioning our compensation structure to that of similarly situated public exploration and production peer companies; specifically to perform a thorough review of the Company’s and other public exploration and production peer companies’ executive compensation practices, and to design and help implement a pay-for-performance oriented compensation program for the Company’s current NEOs, Messrs. Jaggers and Petry, and other executive officers for 2017.

•	With the assistance of the Compensation Consultant, we have formulated a peer group for compensation purposes.

•	We have adjusted 2017 base salaries for our executives to be at market competitive levels and consistent with the Company’s compensation philosophy.

•
We implemented a short-term incentive program with a mix of clearly defined financial metrics and individual performance components, with market-based award opportunities and direct linkage between earned compensation and Company and individual performance as more specifically described in the “—2017 Short-Term Incentive (“STI”) Compensation” section below.

•
We adopted a long-term incentive plan that permits the award of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards.

•
Pursuant to the long-term incentive plan, we have implemented a long-term incentive program consisting of time-based and performance-based equity awards, to better align executive compensation with our stockholders and with the Company’s long-term goals and objectives, described in the “—2017 Long-Term Incentive Compensation” section below.

•	We adopted officer and director stock ownership guidelines.

•
We have implemented an executive severance plan with severance terms at market competitive levels and consistent with the Company’s compensation philosophy, and our executives have relinquished their legacy employment agreements if applicable. See the “—Executive Severance Plan and Employment Letter Agreements” section below.

2017 Base Salaries

In 2017, based on the analysis provided by the Compensation Consultant, the base salaries of our current NEOs were increased to be more in line with the median of our peer group for their respective positions.

2017 Short-Term Incentive Compensation

In 2017, based on the analysis provided by the Compensation Consultant, the Company adopted a performance-based short-term incentive (“STI”) program that is based 50% on the quantitative Company performance metrics specified below and 50% on an individual’s performance for the year. For the 2017 STI awards, award targets were set as a percentage of each current NEO’s base salary, with threshold and maximum opportunities available depending upon individual performance and Company performance against the pre-established performance criteria. Target STI awards for the Company’s current NEOs were set as follows: 100% for Mr. Jaggers and 70% for Mr. Petry.

Under the STI program, threshold performance against the Company performance metrics will result in payouts equal to 50% of target, while maximum performance (outperform) will result in payouts capped in the aggregate at 200% of target, with payouts between such benchmark levels generally distributed on a straight-line basis. Performance below the threshold level will result in no payouts. The quantitative performance metrics for the 2017 STI program (and respective weightings for each metric) are as follows:

Performance Metric	Metric Weight %
Production (based on operated oil)	25%
Capital Efficiency (based on Proved Developed Producing Finding & Development costs)	10%
Lease Operating Expenses (LOE)	10%
Safety (based on employee recordable incidents)	5%

2017 Long-Term Incentive Compensation

In order to incentivize individuals providing services to us or our affiliates, on January 25, 2017 in connection with our IPO, our Board adopted and approved the 2017 Long-Term Incentive Plan (the “2017 LTIP”). The 2017 LTIP provides for the grant, from time to time, at the discretion of our Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the 2017 LTIP, a total of 21,200,000 shares of our common stock are reserved for issuance pursuant to awards under the 2017 LTIP.

The Company believes that performance-based equity awards that are directly tied to shareholder return should be a significant portion of the long-term incentive (“LTI”) program going forward. However, the Company also recognizes the retentive value of time-based awards, and believes that a well-rounded LTI compensation program is not only linked to shareholder return, but also provides executives with a certain amount of time-based awards so as to avoid incentivizing excessive risk taking. As such, in 2017, the Company granted to executive officers equity awards consisting of 50% restricted stock units (“RSUs”) and 50% performance-based stock units (“PSUs”). The time vested RSUs will vest in equal annual increments over a three-year period. The PSUs will vest, if at all, based on the Company’s total stockholder return (“TSR”) relative to a selected peer group of companies for the performance period of March 1, 2017 through December 31, 2019.

With regards to the PSUs, performance at threshold levels will result in 50% of the target number of shares vesting, performance at target will result in 100% of the target number of shares vesting, and performance at maximum (outperform) levels will result in 200% of the target number of shares vesting, with performance between such levels resulting in payouts calculated on a straight line between each of the benchmark levels. Performance below the threshold level will result in no payouts. In addition, in the event the Company’s TSR for the performance period is negative, payout will be capped at 100% of target irrespective of the Company’s relative TSR rank.

The table below shows the TSR metrics to be used to determine vesting of the PSUs:

Threshold (50%)	Target (100%)	Maximum (Outperform) (200%)
30th Percentile	50th Percentile	90th Percentile

Executive Severance Plan and Employment Letter Agreements

As part of the engagement of the Compensation Consultant, the Company reviewed and evaluated the employment agreement previously in place with Mr. Jaggers. As a result of such review, the Company asked Mr. Jaggers to relinquish his existing employment agreement and asked its executives to participate in a newly adopted Executive Severance Plan (the “Severance Plan”). The Company then entered into employment letter agreements (the “Employment Letter Agreements”) with its officers, which contain, among other things, information regarding salary, target STI percent, participation in the Severance Plan, vacation, holidays, sick days, 401(k) plan contributions and other information regarding health and wellness benefits. Additionally, the Employment Letter Agreements include customary non-competition, non-solicitation and confidentiality provisions.

The Severance Plan provides for the payment of severance and change in control benefits to eligible executives. Each executive is classified as a group 1, group 2 or group 3 executive in the executive’s Employment Letter Agreement, and the severance and change of control obligations are determined based on this group classification. Messrs. Jaggers and Petry are classified as group 1 executives. Generally, under the Severance Plan, if an executive is terminated (i) by the Company without “cause,” (ii) by the executive for “good reason,” or (iii) in the case of death or “disability” (each a “Qualifying Termination”), group 2 and 3 executives will receive a lump sum cash payment in an amount equal to 200% (for group 2 executives) or 100% (for group 3 executives) of the sum of (i) the executive’s then current base salary and (ii) the greater of (A) the annual average of all short-term incentive awards received by the executive in the previous two completed fiscal years and (B) the executive’s current target bonus. Group 1 executives are not entitled to a cash severance payment. Additionally, upon a Qualifying Termination, all participants will be paid any accrued obligations and will also receive subsidized COBRA premiums for a pre-determined period of time (18 months in the case of group 1 or 2 executives or 12 months in the case of group 3 executives). With respect to equity awards, upon a Qualifying Termination, 50%, or if such termination is in connection with a “change of control,” 100%, of all unvested time-vested equity awards held by such executive pursuant to the 2017 LTIP will become vested immediately prior to the termination date. All performance vested equity will generally remain outstanding until the end of the respective performance periods and will be earned based on actual performance during such period. Notwithstanding the previous sentence, upon a change in control, the performance period of all performance-vested equity awards will be deemed to have ended and such awards will be measured and paid out as of the date of the change in control, regardless of whether the executive is terminated. Termination payments are generally subject to the executive’s execution of a release agreement, the form of which is attached to the Severance Plan, and such payments may be suspended or required to be paid back to the Company in the event of a breach of any post-termination obligations of the executive set forth in the executive’s Employment Letter Agreement.

Stock Ownership Guidelines

In 2017, the Board adopted stock ownership guidelines for the Company’s officers and directors with the features as set forth below:

•	A multiple of six times base salary for the Chief Executive Officer, three times base salary for other officers and two times annual cash retainer for directors;

•	Individuals have a five-year phase-in period from the date of their first equity grant under the 2017 LTIP in which to meet the ownership requirements;

•	Qualified holdings include stock owned directly, as well as unvested restricted stock units, but not performance stock units;

•	Once an individual meets the ownership requirements, that individual is considered compliant so long as they do not sell shares of common stock; and

•	The Board has discretion to impose sanctions for failure to comply with the foregoing guidelines.

Director Compensation

We did not award any compensation to our non-employee directors during 2016. Going forward, we believe that attracting and retaining qualified non-employee directors will be critical to the future value of our growth and governance. We also believe that the compensation package for our non-employee directors should require that a portion of the total compensation package be equity-based to align the interests of these directors with our equity holders.

Our Board has adopted a director compensation policy in connection with the IPO, pursuant to which each non-employee director, Messrs. Jarvis, Kleckner, Linn and Sult, will receive an annual cash retainer of $55,000, a cash payment of $1,500 for each board meeting attended and $1,000 for each committee meeting attended, and an annual equity grant of $135,000 that will generally vest approximately one-year after grant on the date immediately prior to the date of our annual meeting. In addition, the Chairman of the Audit Committee and Chairman of the Compensation Committee will each receive an additional cash retainer of $20,000 and $15,000, respectively. Because we are not expected to have an annual meeting of stockholders in 2017, the first equity grant for our directors will have a value of $202,500, or 1.5 times the regular annual grant, and will vest immediately prior to the annual meeting of stockholders in 2018. Directors who are also our employees or employees of Quantum do not receive any additional compensation for their service on the Board.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was formed in March 2017 and therefore did not exist as of December 31, 2016. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or compensation committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of April 21, 2017, by:

•	each person known to us to beneficially own more than 5% of any class of our outstanding common stock;

•	each of our directors;

•	our Named Executive Officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent this power may be shared with a spouse. All information with respect to beneficial ownership has been furnished by the 5% or more stockholders, directors or Named Executive Officers, as the case may be. The mailing address for the Company’s directors and Named Executive Officers is c/o Jagged Peak Energy Inc., 1125 17th Street, Suite 2400, Denver, Colorado 80202. As of April 21, 2017, 212,930,655 shares of our common stock were outstanding.

Name of Beneficial Owner(1)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares Beneficially Owned
5% or Greater Stockholders:
Q-Jagged Peak Energy Investment Partners, LLC(2)	146,337,026	68.72%
Directors and Named Executive Officers:
Joseph N. Jaggers(3)	6,649,897	3.17%
Gregory S. Hinds(4)	3,196,150	1.50%
Mark Petry	1,324,911	*
Charles D. Davidson	—	—%
S. Wil VanLoh, Jr.(2)(5)	—	—%
Blake A. Webster	—	—%
Roger L. Jarvis	10,000	*
James K. Kleckner	20,000	*
Michael C. Linn	—	—%
John R. Sult	25,000	*
Dheeraj Verma	—	—%
All current directors and executive officers as a group (Twelve Persons)	9,834,866	4.62%
_______________________________________________________________________________
* Less than 1%.

(1)
The amounts and percentages of common stock beneficially owned are reported on the bases of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock, except to the extent this power may be shared with a spouse.

(2)
QEM V, LLC (“QEM V LLC”) is the managing member of Q-Jagged Peak Energy Investment Partners, LLC (“Q-Jagged Peak”). QEM V LLC may be deemed to share voting and dispositive power over the securities held by Q-Jagged Peak and may also be deemed to be the beneficial owner of these securities. QEM V LLC disclaims beneficial ownership of such securities in excess of its pecuniary interest in the securities. Any decision taken by QEM V LLC to vote, or to direct to vote, and to dispose, or to direct the disposition of, the securities held by Q-Jagged Peak has to be approved by a majority of the members of its investment committee, which majority must include S. Wil VanLoh, Jr. Therefore, Mr. VanLoh may be deemed to share voting and dispositive power over the securities held by Q-Jagged Peak and may also be deemed to be the beneficial owner of these securities. Mr. VanLoh disclaims beneficial ownership of such securities in excess of his pecuniary interest in the securities. The number of shares reflected in the table above as beneficially owned by Q-Jagged Peak does not include 23,175,619 shares held by Management Holdco and certain of the Management Members, including Messrs. Jaggers, Hinds and Petry, which are subject to the terms of the stockholders’ agreement, pursuant to which, among other things, Management Holdco and the Management Members party thereto will agree to vote all of their shares of common stock in accordance with the direction of Quantum. As a result of the stockholders’ agreement, Q-Jagged Peak may be deemed to beneficially own the shares of common stock held by Management Holdco and such Management Members. Q-Jagged Peak disclaims beneficial ownership of such securities in excess of its pecuniary interest therein. The mailing address for Q-Jagged Peak is 1401 McKinney St., Suite 2700, Houston, Texas 77010.

(3)
Includes 1,662,474 shares of common stock held by Jaggers Investments, LLLP. Mr. Jaggers has sole voting and dispositive power over these shares. Jaggers Investments, LLLP is an entity, of which Mr. Jaggers is general partner, owned by Mr. Jaggers and certain members of his family. The number of shares reflected in the table above as beneficially owned by Mr. Jaggers does not include 10,214,735 shares held by Management Holdco, of which Mr. Jaggers is the sole manager and therefore may be deemed to be the beneficial owner of securities that it holds. Mr. Jaggers disclaims beneficial ownership of such securities in excess of his pecuniary interest therein.

(4)	Includes 376,853 shares held by Gregory & Carol Hinds Family Trust over which Mr. Hinds has voting and dispositive power. Mr. Hinds resigned from the Company on March 13, 2017.

(5)
QEM V LLC is the managing member of Q-Jagged Peak. Any decision taken by QEM V LLC to vote, or to direct to vote, and to dispose, or to direct the disposition of, the securities held by Q-Jagged Peak has to be approved by a majority of the members of its investment committee, which majority must include Mr. VanLoh. Therefore, Mr. VanLoh may be deemed to share voting and dispositive power over the securities held by Q-Jagged Peak and may also be deemed to be the beneficial owner of these securities. Mr. VanLoh disclaims beneficial ownership of such securities in excess of his pecuniary interest in the securities.

Equity Compensation Plan Information

The following table summarizes information related to our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2016.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (#)	Weighted-Average Exercise Price of Outstanding Options and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—
_______________________________________________________________________________

(1)
Although our NEOs held management incentive units as described above in “Item 11—Executive Compensation—Narrative Disclosure to Summary Compensation Table—Long-term incentives,” as of December 31, 2016, those awards were accounted for in accordance with ASC Topic 710 rather than ASC Topic 718. Therefore, as of December 31, 2016, the management incentive units did not represent equity awards pursuant to an equity compensation plan within the meaning of applicable SEC guidance, and therefore no equity compensation plans were outstanding as of such date. Nevertheless, in connection with the IPO, we converted the management incentive units into shares of our common stock. A portion of the equity granted to our executive officers vested on the effective date of the IPO, resulting in Messrs. Jaggers, Hinds and Petry receiving shares of our common stock. The remaining unvested portion is held in the form of Units of Management Holdco. The terms of vesting, forfeiture and the reallocation of forfeited Units are governed by and set forth in the A&R Management Holdco LLC Agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Historical Transactions with Affiliates

Quantum employs certain members of our Board and had significant capital interests in our predecessor, Jagged Peak Energy LLC. After giving effect to the IPO, Quantum owns 68.7% of our common stock.

Quantum owns a 41.5% interest in Oryx Midstream Services, LLC (together with Oryx Southern Delaware Holdings LLC, “Oryx”). Our predecessor, Jagged Peak Energy LLC, has a 12-year oil gathering agreement with Oryx whereby Oryx provides midstream gathering services to us. Under that agreement, we have the right to designate, and have designated, a third-party shipper to market our crude oil. During the year ended December 31, 2016, we paid Oryx $2.1 million in transportation fees pursuant to this agreement. In addition, during the year ended December 31, 2016, we paid fees to Oryx of $1.8 million for the purchase and maintenance of related equipment.

Quantum also owns a 61% interest in Phoenix Lease Services, LLC (“Phoenix”), and an indirect interest in Trident Water Services, LLC (“Trident”), a wholly owned subsidiary of Phoenix. We regularly lease frac tanks and other oil field equipment from Phoenix, and we regularly use water transfer services provided by Trident. We are under no obligation to use either provider, and both provide services only when selected as a vendor in our normal bidding process. During the year ended

December 31, 2016, we paid aggregate fees to Phoenix and Trident of approximately $0.3 million and $0.6 million, respectively.

At December 31, 2016, we had outstanding payables to Oryx, Phoenix and Trident of approximately $0.5 million, nil and $0.2 million, respectively.

Further, Messrs. James T. Jaggers, Jonathan E. Jaggers and Joseph N. Jaggers, IV, sons of Mr. Joseph N. Jaggers, our Chairman, Chief Executive Officer and President, are employed by us as Reserves Manager, Facilities Engineer and District Production Manager, respectively. During the year ended December 31, 2016, consistent with market compensation for their services, Messrs. James T. Jaggers, Jonathan E. Jaggers and Joseph N. Jaggers, IV earned approximately $0.8 million, $0.3 million and $0.8 million, respectively, in aggregate compensation, including (i) salary, (ii) annual cash bonuses in respect of 2016 paid in early 2017, (iii) advances made in 2016 in respect of management incentive units held thereby and (iv) 401(k) match. In addition, each of Messrs. James T. Jaggers, Jonathan E. Jaggers and Joseph N. Jaggers, IV previously received certain long-term incentives in the form of management incentive units, which, upon our IPO, converted into vested and unvested common stock of the Company, the terms of which are set forth in greater detail under “Item 11—Executive Compensation—Narrative Disclosure to Summary Compensation Table—Long-term incentives”.

Corporate Reorganization

Pursuant to the terms of certain reorganization transactions that were completed prior to the closing of the IPO, we indirectly acquired all of the membership interests in our predecessor, Jagged Peak Energy LLC, in exchange for the issuance of all of our issued and outstanding shares of common stock (prior to the issuance of shares of common stock in the IPO) to our existing owners, including Q-Jagged Peak Energy Investment Partners, LLC and the Management Members.

Registration Rights Agreement

In connection with the closing of the IPO, we entered into a registration rights agreement with Quantum and certain of our existing stockholders, including certain members of our management team. Pursuant to the registration rights agreement, we agreed to register the sale of shares of our common stock under certain circumstances.

Demand Rights

In connection with the IPO, all of our directors and executive officers, the selling stockholders and certain of our stockholders and employees agreed that, subject to certain exceptions and under certain conditions, for a period of 180 days after January 26, 2017, we and they will not, without the prior written consent of Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our capital stock. At any time after the 180 day lock-up period described above, and subject to the limitations set forth below, Quantum (or its permitted transferees) has the right to require us by written notice to prepare and file a registration statement registering the offer and sale of a certain number of its shares of common stock. Generally, we are required to file such registration statement within 15 days of such written notice. Subject to certain exceptions, we will not be obligated to effect a demand registration within 90 days after the closing of any underwritten offering of shares of our common stock.

We are also not obligated to effect any demand registration in which the amount of common stock to be registered has an aggregate value of less than $50 million. Once we are eligible to effect a registration on Form S-3, any such demand registration may be for a shelf registration statement. We will be required to use all commercially reasonable efforts to maintain the effectiveness of any such registration statement until all shares covered by such registration statement have been sold.

In addition, Quantum (or its permitted transferees) has the right to require us, subject to certain limitations, to effect a distribution of any or all of its shares of common stock by means of an underwritten offering. In general, any demand for an underwritten offering (other than the first requested underwritten offering made in respect of a prior demand registration, a requested underwritten offering made concurrently with a demand registration or a requested underwritten offering for less than certain specified amounts) shall constitute a demand request subject to the limitations set forth above.

Piggyback Rights

Subject to certain exceptions, if at any time we propose to register an offering of common stock or conduct an underwritten offering, whether or not for our own account, then we must notify Quantum and Messrs. Jaggers, Howard, Hinds and Petry (or their permitted transferees) of such proposal at least five business days before the anticipated filing date or commencement of the underwritten offering, as applicable, to allow them to include a specified number of their shares in that registration statement or underwritten offering, as applicable.

Conditions and Limitations; Expenses

These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the registration rights agreement, regardless of whether a registration statement is filed or becomes effective.

Stockholders’ Agreement

In connection with the IPO, we entered into a stockholders’ agreement with Quantum, Management Holdco and Messrs. Jaggers, Howard, Hinds and Petry. Summaries of certain material terms of the stockholders’ agreement are set forth below.

Voting and Governance Matters

Among other things, the stockholders’ agreement provides that Management Holdco and the Management Members party thereto will vote all of their 23,197,842 shares of common stock (representing approximately 10.9% of our outstanding common stock) in accordance with the direction of Quantum.

Further, the stockholders’ agreement provides Quantum with the right to designate a number of nominees (each, a “Quantum Director”) to our Board such that:

•
at least a majority of the directors on the board are Quantum Directors for so long as Quantum and its affiliates collectively beneficially own at least 50% of the outstanding shares of our common stock;

•
at least 35% of the directors of the board are Quantum Directors for so long as Quantum and its affiliates collectively beneficially own less than 50% but at least 25% of the outstanding shares of our common stock;

•
at least one director of the board is a Quantum Directors for so long as Quantum and its affiliates collectively beneficially own less than 25% but at least 5% of the outstanding shares of our common stock; and

•	once Quantum and its affiliates collectively own less than 5% of our common stock, Quantum will not have any board designation rights.

Pursuant to the stockholders’ agreement, we, Management Holdco and the Management Members party thereto are required to take all necessary action, to the fullest extent permitted by applicable law (including with respect to any fiduciary duties under Delaware law), to cause the election of the nominees designated by Quantum. Further, we, Quantum, Management Holdco and the Management Members party thereto are required to take all necessary action, to the fullest extent permitted by applicable law (including with respect to any fiduciary duties under Delaware law), to cause our Board to include our Chief Executive Officer.

The rights granted to Quantum to designate directors are additive to and not intended to limit in any way the rights that Quantum or any of its affiliates may have to nominate, elect or remove our directors under our amended and restated certificate of incorporation, amended and restated bylaws or the Delaware General Corporation Law.

Transfer Restrictions

Additionally, the stockholders’ agreement contains several provisions relating to the sale of our common stock by certain of the Management Members. Specifically, Messrs. Jaggers, Howard and Petry have agreed not to transfer any shares of our common stock, subject to certain exceptions, prior to the third anniversary of the closing of the IPO. Such restrictions on transfer shall not apply, however, to shares received by such Management Members in respect of any capital interests that such Management Members held in Jagged Peak Energy LLC prior to the corporate reorganization effectuated prior to the IPO, nor shall such restrictions on transfer apply to certain specified numbers of shares of our common stock received by such Management Members in respect of the management incentive units held by such Management Members prior to the corporate reorganization. Further, in certain circumstances, such restrictions shall cease to apply to any such Management Member in the event of his termination or resignation of employment. Such restrictions no longer apply to Mr. Hinds.

Indemnification for Officers and Directors

Our certificate of incorporation and bylaws provide indemnification rights to our directors and officers and permit us to purchase insurance on behalf of any officer, director, employee or other agent for any liability arising out of that person’s actions as our officer, director, employee or agent, regardless of whether Delaware law would mandate indemnification. Additionally, we have entered into separate indemnity agreements with our directors and officers to provide additional indemnification benefits, including the right to receive, in advance, reimbursements for expenses incurred in connection with a defense for which the director or officer is entitled to indemnification. We believe that the limitation of liability provisions in our certificate of incorporation, bylaws and the indemnity agreements will facilitate our ability to continue to attract and retain qualified individuals to serve as directors and officers.

Procedures for Approval of Related Party Transactions

We have a written policy for the review and approval of transactions with related parties (the “Related Persons Transactions Policy”). Additionally, our Audit Committee Charter provides that the Audit Committee shall review, approve or ratify any “related party transaction” as set forth in the Related Persons Transactions Policy. A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

•	any person who is known by us to be the beneficial owner of more than 5% of our common stock;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our common stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Director Independence

Because Quantum beneficially owns a majority of our outstanding common stock following the completion of the IPO, we are a controlled company under the NYSE corporate governance standards. A controlled company need not comply with NYSE corporate governance rules that require its board of directors to have a majority of independent directors and independent compensation and nominating and governance committees. Notwithstanding our status as a controlled company, we remain subject to the NYSE corporate governance standard that requires us to have an audit committee composed entirely of independent directors. As a result, we appointed Messrs. Jarvis, Kleckner and Sult, each of whom is considered independent under the NYSE rules.

The Company’s standards for determining director independence require the assessment of directors’ independence each year. A director cannot be considered independent unless the Board affirmatively determines that he or she does not have any relationship with management or the Company that may interfere with the exercise of his or her independent judgment, including any of the relationships that would disqualify the director from being independent under the rules of the NYSE.

The Board has assessed the independence of each non-employee director under the independence standards of the NYSE. The Board has determined that each of Messrs. Jarvis, Kleckner and Sult is considered independent under the NYSE rules. In connection with its assessment of the independence of each non-employee director, the Board also determined that Messrs. Jarvis, Kleckner and Sult, are independent as defined in Section 10A of the Exchange Act and under the standards set forth by the NYSE applicable to members of the audit committee as described above.

If at any time we cease to be a controlled company, we will take all action necessary to comply with NYSE rules, including appointing a majority of independent directors to our Board, ensuring our Compensation Committee is comprised entirely of independent directors, and forming a nominating and corporate governance committee comprised entirely of independent directors, each of which subject to a permitted “phase-in” period. We will cease to qualify as a controlled company once Quantum ceases to control a majority of our voting stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees billed or expected to be billed by KPMG LLP (“KPMG”) for the last two fiscal years:

	2016	2015
Audit Fees(1)	$892,277	$411,727
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$892,277	$411,727
_______________________________________________________________________________

(1)
Audit Fees. For 2016, consists of amounts billed or expected to be billed for professional services rendered for the audit of our and our predecessor’s annual consolidated financial statements included in the 2016 Form 10-K, our Registration Statements on Forms S-1 and S-8, including amendments thereto, quarterly reviews and other filings with the SEC, including related comfort letters and consents. For 2015, consists of amounts billed for professional services rendered for the audit of our predecessor’s annual financial statements and quarterly reviews.

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditor. The Audit Committee also is directly responsible for evaluating the independent auditor, reviewing and evaluating the lead partner of the independent auditor, and overseeing the work of the independent auditor. For the years ended December 31, 2016 and 2015, we did not have an audit committee or pre-approval policy. The charter of the Audit Committee and its pre-approval policy, each adopted in connection with the IPO, require that the Audit Committee review and pre-approve the plan and scope of KPMG’s audit, audit-related, tax and other services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

The consolidated financial statements are listed on the Index to Financial Statements to the 2016 Form 10-K beginning on page F-1.

(a)(3) Exhibits.

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Form 10-K/A, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGGED PEAK ENERGY INC.
Date:	April 26, 2017	By:	/s/ JOSEPH N. JAGGERS
			Name:	Joseph N. Jaggers
			Title:	Chairman, Chief Executive Officer and President

Exhibit Index

Exhibit Number	Description of Exhibit
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

23.1*	Consent of KPMG LLP.
23.2*	Consent of KPMG LLP.
23.3*	Consent of Ryder Scott Company, LP.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1*	Ryder Scott Company, LP, Summary of Reserves at December 31, 2016.

†	Compensatory plan or arrangement.
††
Schedules and similar attachments to the Master Reorganization Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

*	Previously filed with the 2016 Form 10-K
**	Previously furnished with the 2016 Form 10-K