Form 10-Q
period 2017-03-31
Jagged Peak Energy Inc.
filed 2017-05-12
CIK 1685715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37995
Jagged Peak Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-3943703 (IRS Employer Identification Number)

1125 17th Street, Suite 2400 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
(720) 215-3700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 212,930,655 shares of common stock outstanding at May 5, 2017.

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

MMcf.    One million cubic feet of natural gas.

MMcf/d.    One MMcf per day.

Net acres or net wells.    The sum of the fractional working interest owned in gross acres or gross wells, as the case may be. For example, an owner who has 50% interest in 100 acres owns 50 net acres. Likewise, an owner who has a 50% working interest in a well has a 0.50 net well.

NGL(s).    Natural gas liquid(s). Hydrocarbons found in natural gas which may be extracted as liquefied petroleum gas and natural gasoline.

NYMEX.    The New York Mercantile Exchange.

Proved properties.    Properties with proved reserves.

Realized price.    The cash market price less all expected quality, transportation and demand adjustments.

Spud.    Commenced drilling operations on an identified location.

Unproved properties.    Lease acreage with no proved reserves.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in or incorporated by reference into this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and in “Item 1A. Risk Factors” of this Quarterly Report.

Forward-looking statements include statements about:

•	our business strategy;

•	our reserves;

•	our drilling prospects, inventories, projects and programs;

•	our intention to replace the reserves we produce through drilling and property acquisitions;

•	our ability to convert PUDs to proved producing properties within five years of their initial proved booking date:

•
our financial strategy, liquidity and capital required for our drilling program, including our assessment of the sufficiency of our liquidity to fund our capital program and the amount and allocation of our capital program in 2017;

•	our expected pricing and realized oil, natural gas and NGL prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•
our future drilling plans, including the number of wells anticipated to be spud in 2017 and the number of rigs and fracturing fleets anticipated to be in operation in 2017, and anticipated well economics;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties, including our anticipated lease operating expenses for the second quarter of 2017;

•	our hedging strategy and results;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this annual report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and in “Item 1A. Risk Factors” of this Quarterly Report.

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

Should one or more of the risks or uncertainties described in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$198,809	$11,727
Accounts receivable	16,124	10,327
Derivative instruments	4,858	—
Other current assets	1,298	3,412
Total current assets	221,089	25,466
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	653,300	531,121
Accumulated depletion	(71,194)	(57,529)
Total oil and gas properties, net	582,106	473,592
Other property and equipment, net	3,092	3,001
Total property and equipment, net	585,198	476,593
OTHER NONCURRENT ASSETS
Unamortized debt issuance costs	2,386	1,503
Derivative instruments	5,691	—
Other assets	117	14,830
Total noncurrent assets	8,194	16,333
TOTAL ASSETS	$814,481	$518,392
LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,939	$7,629
Accrued liabilities	59,826	39,225
Derivative instruments	4,601	9,567
Total current liabilities	72,366	56,421
LONG-TERM LIABILITIES
Senior secured revolving credit facility	—	132,000
Derivative instruments	689	3,287
Asset retirement obligations	500	448
Deferred income taxes	89,368	—
Other long-term liabilities	84	124
Total long-term liabilities	90,641	135,859
Commitments and contingencies
STOCKHOLDERS’ / MEMBERS’ EQUITY
Members' equity	—	346,098
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued at March 31, 2017; no shares authorized or issued at December 31, 2016	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 212,937,746 shares issued at March 31, 2017; no shares authorized or issued at December 31, 2016	2,129	—
Additional paid-in capital	739,750	—
Accumulated deficit	(90,405)	(19,986)
Total stockholders’ / members’ equity	651,474	326,112
TOTAL LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY	$814,481	$518,392
The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUES
Oil sales	$36,765	$9,274
Natural gas sales	917	280
NGL sales	1,518	428
Other operating revenues	188	263
Total revenues	39,388	10,245
OPERATING EXPENSES
Lease operating expenses	1,610	1,796
Gathering and transportation expenses	392	150
Production and ad valorem taxes	2,640	701
Depletion, depreciation, amortization and accretion	14,062	8,712
Impairment of oil and natural gas properties and dry hole costs	7	246
General and administrative expenses (including equity-based compensation of $408,964 and $0 for the three months ended March 31, 2017 and 2016, respectively)	413,551	3,332
Other operating expenses	141	1,466
Total operating expenses	432,403	16,403
INCOME (LOSS) FROM OPERATIONS	(393,015)	(6,158)
OTHER INCOME (EXPENSE)
Gain (loss) on commodity derivatives	17,042	(1,059)
Interest expense, net	(711)	(233)
Other, net	171	—
Total other income (expense)	16,502	(1,292)
INCOME (LOSS) BEFORE INCOME TAX	(376,513)	(7,450)
Income tax expense (benefit)	89,368	—
NET INCOME (LOSS)	(465,881)	(7,450)
Less: Net loss attributable to Jagged Peak Energy LLC (predecessor)	(375,476)	(7,450)
NET INCOME (LOSS) ATTRIBUTABLE TO JAGGED PEAK ENERGY INC. STOCKHOLDERS	$(90,405)	$—

Net income (loss) attributable to Jagged Peak Energy Inc. Stockholders per common share:
Basic	$(0.42)
Diluted	$(0.42)

Weighted-average common shares outstanding:
Basic	212,938
Diluted	212,938
The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Members' Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity / Members' Equity
		Shares	Amount
BALANCE AT DECEMBER 31, 2016	$346,098	—	$—	$—	$(19,986)	$326,112
Deemed contribution - incentive unit compensation	364,314	—	—	—	—	364,314
Net income (loss) for the period prior to the corporate reorganization	—	—	—	—	(375,476)	(375,476)
Balance prior to corporate reorganization and initial public offering	710,412	—	—	—	(395,462)	314,950
Issuance of common stock in corporate reorganization	(710,412)	184,605	1,846	313,104	395,462	—
Issuance of common stock in initial public offering, net of offering costs	—	28,333	283	396,708	—	396,991
Equity-based compensation	—	—	—	29,938	—	29,938
Net income (loss)	—	—	—	—	(90,405)	(90,405)
BALANCE AT MARCH 31, 2017	$—	212,938	$2,129	$739,750	$(90,405)	$651,474

The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(465,881)	$(7,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion, depreciation, amortization and accretion expense	14,062	8,712
Impairment of oil and natural gas properties and dry hole costs	7	246
Amortization of debt issuance costs	117	31
Deferred income taxes	89,368	—
Equity-based compensation	408,964	—
(Gain) loss on commodity derivatives	(17,042)	1,059
Net cash receipts (payments) on settled derivatives	(1,071)	—
Other	(39)	(39)
Change in operating assets and liabilities:
Accounts receivable and other current assets	(6,325)	2,272
Other assets	—	10
Accounts payable and accrued liabilities	(459)	223
Net cash provided by operating activities	21,701	5,064
CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold and acquisition costs	(25,628)	(16,989)
Development of oil and natural gas properties	(74,293)	(17,282)
Other capital expenditures	(763)	(677)
Net cash used in investing activities	(100,684)	(34,948)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of underwriting fees	401,625	—
Proceeds from common units issued	—	16,600
Proceeds from credit facility	10,000	15,000
Repayment of credit facility	(142,000)	—
Debt issuance costs	(1,000)	(26)
Costs relating to initial public offering	(2,560)	—
Net cash provided by financing activities	266,065	31,574
NET CHANGE IN CASH AND CASH EQUIVALENTS	187,082	1,690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,727	14,165
CASH AND CASH EQUIVALENTS, END OF PERIOD	$198,809	$15,855
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest	$697	$166
Cash paid for income taxes	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$58,518	$23,237
Asset retirement obligations	40	147
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Accrued offering costs	$657	$—
The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Note 1—Organization, Operations and Basis of Presentation

Organization and Operations

Jagged Peak Energy Inc. (either individually or together with its subsidiaries, as the context requires, “Jagged Peak” or the “Company”) is a growth-oriented, independent oil and natural gas company focused on the acquisition and development of unconventional oil and associated liquids-rich natural gas reserves in the Southern Delaware Basin, a sub-basin of the Permian Basin of West Texas. The Company’s acreage is located on large, contiguous blocks in the adjacent counties of Winkler, Ward, Reeves and Pecos, with significant oil-in-place within multiple stacked hydrocarbon-bearing formations.

Corporate Reorganization and Initial Public Offering

Jagged Peak is a Delaware corporation formed in September 2016, as a wholly owned subsidiary of Jagged Peak Energy LLC (“JPE LLC”), a Delaware limited liability company formed in April 2013. JPE LLC was formed by an affiliate of Quantum Energy Partners (“Quantum”) and key members of Jagged Peak’s management team. Jagged Peak was formed to become the holding company of JPE LLC in connection with Jagged Peak’s initial public offering (the “IPO”).

Immediately prior to the IPO, all capital interests and management incentive units (“MIUs”) in JPE LLC were converted into a single class of units which were then converted into our common stock. Certain members of management and employees contributed common stock received upon the conversion of unvested or unallocated MIUs to JPE Management Holdings LLC, a limited liability company formed in connection with the IPO for the purpose of holding the unvested or unallocated common stock. Also immediately prior to the IPO, a corporate reorganization (the “corporate reorganization”) took place whereby Jagged Peak, initially formed as a subsidiary of JPE LLC, formed JPE Merger Sub LLC as a subsidiary. JPE LLC merged into JPE Merger Sub LLC, with JPE LLC as the surviving entity. As a result, JPE LLC became a wholly owned subsidiary of Jagged Peak. Prior to the corporate reorganization, Quantum owned 98.6% of the membership interests of JPE LLC. Following the corporate reorganization and IPO, Quantum owned 68.7% of the outstanding common stock of Jagged Peak. As all power and authority to control the core functions of Jagged Peak and JPE LLC were, and continue to be, controlled by Quantum, the corporate reorganization was treated as a reorganization of entities under common control and the results of JPE LLC have been consolidated and combined for all periods.

On January 27, 2017, the Company initiated its IPO of common stock to the public, and began trading on the New York Stock Exchange. During the IPO, the Company and selling stockholders sold 31,599,334 shares at $15.00 per share, raising $474.0 million of gross proceeds. Of the 31,599,334 shares issued to the public, 28,333,334 shares were sold by the Company, and 3,266,000 shares were sold by the selling stockholders. The gross proceeds of the IPO to the Company, based on the public offering price of $15.00 per share, were approximately $425.0 million, which resulted in net proceeds to the Company of $397.0 million after deducting expenses and underwriting discounts and commissions of approximately $28.0 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. A portion of the proceeds from the IPO were used to repay the entire outstanding balance on JPE LLC’s credit facility of $142.0 million, as of the date the IPO proceeds were received. The remainder of the net proceeds from the IPO are being used to fund a portion of the Company’s 2017 capital expenditures program, and for other general corporate purposes.

Basis of Presentation

The accompanying unaudited consolidated and combined financial statements include the accounts of Jagged Peak and JPE LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and should be read in conjunction with the financial statements, summary of significant accounting policies and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended (the “2016 Form 10-K”). Accordingly, certain disclosures required by GAAP and normally included in Annual Reports on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company’s 2016 Form 10-K. All significant intercompany and intra-company balances and transactions have been eliminated.

It is the opinion of management that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim financial information, have been included. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss. Operating results for the

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

periods presented are not necessarily indicative of expected results for the full year because of the impact of fluctuations in prices received for oil, natural gas, and NGLs, natural production declines, the uncertainty of exploration and development drilling results, the fair value of derivative instruments, and other factors.

The unaudited consolidated and combined financial statements for periods prior to January 27, 2017 reflect the historical results of JPE LLC, other than the equity-based compensation expense and deferred tax expense, as further described in Notes 6 and 8, respectively.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Note 2—Significant Accounting Policies and Related Matters

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its 2016 Form 10-K, and are supplemented by the notes to the consolidated and combined financial statements in this Quarterly Report on Form 10-Q. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in these notes to our consolidated and combined financial statements.

Use of Estimates

In the course of preparing the consolidated and combined financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Estimates made in preparing these consolidated and combined financial statements include, among other things, (1) estimates relating to certain oil and natural gas revenue and costs, (2) estimates of oil and natural gas reserve quantities, which impact depreciation, depletion and amortization and impairment calculations, (3) estimates of timing and costs used in calculating asset retirement obligations and impairment, (4) estimates used in developing fair value assumptions and estimates, and (5) estimates and assumptions used in the disclosure of commitments and contingencies. Changes in the assumptions could have a significant impact on results in future periods.

Oil and Natural Gas Properties

A summary of the Company’s oil and natural gas properties, net is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Proved oil and natural gas properties	$480,743	$375,129
Unproved oil and natural gas properties	172,557	155,992
Total oil and natural gas properties	653,300	531,121
Less: Accumulated depletion	(71,194)	(57,529)
Total oil and natural gas properties, net	$582,106	$473,592

Capitalized leasehold costs attributable to proved properties are depleted using the units-of-production method based on proved reserves on a field basis. For the three months ended March 31, 2017 and 2016, the Company recorded depletion for oil and natural gas properties of $13.7 million and $8.6 million, respectively.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Equity-based Compensation

The Company recognizes compensation cost related to all equity-based awards in the financial statements based on their estimated grant-date fair value. The Company may grant various types of equity-based awards including stock options, restricted stock (including awards with service-based vesting and market condition-based vesting provisions) and restricted stock units. Service-based restricted stock and units are valued using the market price of Jagged Peak’s common stock on the grant date. The fair value of the market condition-based restricted stock units are based on the grant-date market value of the award utilizing a statistical analysis. Compensation cost is recognized ratably over the applicable vesting period, and is recognized in general and administrative expense on the consolidated and combined statements of operations. The Company has elected to account for forfeitures in compensation expense as they occur. See Note 6 for additional information regarding equity-based compensation.

Income Taxes

The Company is a subchapter C corporation and is subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating losses and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company classifies all deferred tax assets and liabilities as noncurrent. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more-likely-than-not such net deferred tax assets will not be realized.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new guidance will require a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-11, which rescinds the U.S. Securities and Exchange Commission (“SEC”) accounting guidance regarding the use of the entitlements method for recognition of natural gas revenues. The new standards are effective for the Company on January 1, 2018. Early adoption is permitted for fiscal years beginning after December 31, 2016. The standards can be adopted using either a full retrospective method or a modified retrospective method, as outlined in ASU 2014-09. The Company intends to adopt this standard on January 1, 2018, but has not yet selected a transition method. The Company does not believe the effect of adoption will be material to its financial statements because it follows the sales method of accounting for its oil, natural gas and NGL production, which is generally consistent with the new revenue recognition model. However, the Company anticipates the new standard will result in expanded disclosure requirements, although it cannot yet determine the extent of those disclosure requirements on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires all leases with a term greater than one year to be recognized on the balance sheet as lease assets and lease liabilities. This ASU retains a distinction between finance and operating leases concerning the recognition and presentation of the expense and payments related to leases in the statements of operations and cash flows. The new standard is effective for the Company on January 1, 2019. Although early adoption is permitted, the Company does not plan to early adopt the standard. The ASU requires the use of the modified retrospective approach, whereby lessees will be required to recognize and measure leases at the beginning of the earliest period presented. The Company is still in the process of evaluating the impact of this new standard; however, the Company believes the initial impact of adopting the standard will result in increases to its assets and liabilities on its consolidated balance sheets, and changes to the presentation of certain operating expenses on its consolidated statements of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018,

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

with early adoption permitted. The impact of this new standard will depend on the extent and nature of future changes to the terms of Company's share-based payment awards.

Note 3—Derivative Instruments

The Company hedges a portion of its crude oil sales through derivative instruments to mitigate volatility in commodity prices. The use of these instruments exposes the Company to market basis differential risk if the WTI price does not move in parity with the Company’s underlying sales of crude oil produced in the Southern Delaware Basin.

The Company’s derivative instruments are carried at fair value on the consolidated and combined balance sheets. The Company estimates the fair value using risk adjusted discounted cash flow calculations. Cash flows are based on published future commodity price curves for the underlying commodity as of the date of the estimate. Due to the volatility of commodity prices, the estimated fair values of the Company’s derivative instruments are subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. For more information, refer to Note 4, Fair Value Measurements.

As of March 31, 2017, the Company hedged the commodity prices associated with a portion of its expected future oil volumes by entering into swap and basis swap derivative financial instruments. With swaps, the Company typically receives an agreed upon fixed price for a specified notional quantity of oil or natural gas, and the Company pays the hedge counterparty a floating price for that same quantity based upon published index prices. Basis swap contracts establish the differential between Cushing WTI prices and Midland WTI prices. The Company’s commodity derivatives may expose it to the risk of financial loss in certain circumstances. The Company’s derivative arrangements provide protection on the hedged volumes if market prices decline below the prices at which these derivatives are set. If market prices rise above the prices at which the Company has hedged, the Company will receive less income on the hedged volumes than it would receive in the absence of hedges.

The following table summarizes the Company’s derivative contracts as of March 31, 2017:

Contract Period	Volumes (Bbls)	Wtd Avg Price ($/Bbl)
Oil Swaps(1):
Second quarter 2017	588,175	$50.75
Third quarter 2017	836,450	$51.85
Fourth quarter 2017	873,200	$52.17
Total 2017	2,297,825	$51.69
Year ending December 31, 2018	2,708,350	$53.36
Year ending December 31, 2019	365,000	$55.55
Oil Basis Swaps(2):
Year ending December 31, 2018	365,000	$(1.39)
_______________________________________________________________________________

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The basis differential price is between Midland–WTI and Cushing–WTI.

The Company has elected to not apply hedge accounting, and as a result, its earnings are affected by the use of the mark-to-market method of accounting for derivative financial instruments. The changes in fair value of these instruments are recognized through earnings as other income or expense rather than deferred until the anticipated transaction affects earnings. The use of mark-to-market accounting for financial instruments can cause noncash earnings volatility due to changes in the underlying commodity price indices. The ultimate gain or loss upon settlement of these transactions is recognized in earnings as other income or expense. Cash settlements of the Company’s contracts are included in cash flows from operating activities in the Company’s statements of cash flows.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Subsequent to March 31, 2017, the Company entered into the following derivative contracts:

Contract Period	Volumes (Bbls)	Wtd Avg Price ($/Bbl)
Oil Swaps(1):
Third quarter 2017	61,000	$54.00
Fourth quarter 2017	161,000	$53.70
Total 2017	222,000	$53.78
Year ending December 31, 2018	365,000	$53.48
Year ending December 31, 2019	912,500	$52.70
_______________________________________________________________________________

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

The Company recognized the following gains (losses) in earnings for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gain (loss) on derivatives instruments, net	$17,042	$(1,059)
Cash settlements of derivatives (received) paid, net	$1,071	$—

The Company’s derivative contracts are carried at their fair value on the Company’s consolidated and combined balance sheets using Level 2 inputs, and are subject to industry standard master netting arrangements, which allow the Company to offset recognized asset and liability fair value amounts on contracts with the same counterparty. The Company’s policy is to not offset these positions in its consolidated and combined balance sheets.

The following tables present the amounts and classifications of the Company’s derivative assets and liabilities as of March 31, 2017 and December 31, 2016:

March 31, 2017	Balance Sheet Location	Asset	Liability
		(in thousands)
Commodity contracts	Current assets – derivative instruments	$4,858	$—
Commodity contracts	Noncurrent assets – derivative instruments	5,691	—
Commodity contracts	Current liabilities – derivative instruments	—	4,601
Commodity contracts	Noncurrent liabilities – derivative instruments	—	689
Total gross amounts presented in accompanying balance sheets		10,549	5,290
Less: amounts not offset in the accompanying balance sheets		(5,290)	(5,290)
Net amounts		$5,259	$—

December 31, 2016	Balance Sheet Location	Asset	Liability
		(in thousands)
Commodity contracts	Current liabilities – derivative instruments	$—	$9,567
Commodity contracts	Noncurrent liabilities – derivative instruments	—	3,287
Total gross amounts presented in accompanying balance sheets		—	12,854
Less: amounts not offset in the accompanying balance sheets		—	—
Net amounts		$—	$12,854

Derivative Counterparty Risk

Where the Company is exposed to credit risk in its financial instrument transactions, management analyzes the counterparty’s financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

of these limits on an ongoing basis. Generally, the Company does not require collateral and does not anticipate nonperformance by its counterparties.

At March 31, 2017, the Company had commodity derivative contracts with three counterparties, all of which were lenders under the Company’s amended and restated credit facility and all of which had investment grade credit ratings. These counterparties accounted for all the Company’s counterparty credit exposure related to commodity derivative assets.

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

The Company categorizes the inputs to the fair value of its financial assets and liabilities using a three-tier fair value hierarchy, established by the FASB, that prioritizes the significant inputs used in measuring fair value:

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

Assets and liabilities measured on a recurring basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s derivative instruments. The Company’s open commodity derivative instruments were in a net asset position at March 31, 2017. To determine the fair value at the end of each reporting period, the Company computes discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. The Company compares these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows, which are then discounted. The fair values of the Company’s commodity derivative assets and liabilities include a measure of credit risk. These valuations are Level 2 inputs.

The following table is a listing of the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Level 2
	March 31, 2017	December 31, 2016
	(in thousands)
Assets from commodity derivative contracts	$10,549	$—
Liabilities from commodity derivative contracts	5,290	12,854

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Assets and liabilities measured on a nonrecurring basis

The Company applies the provisions of the fair value measurement standard on a nonrecurring basis to its nonfinancial assets and liabilities, such as the acquisition or impairment of proved and unproved oil and gas properties and the inception value of asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations.

The Company reviews its proved oil and natural gas properties for impairment whenever facts and circumstances indicate their carrying value may not be recoverable. In such circumstances, the income approach is used to determine the fair value of proved oil and natural gas reserves. Under this approach, the Company estimates the expected future cash flows of oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to estimated fair value. The factors used to determine fair value may include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital expenditures and a commensurate discount rate. These assumptions and estimates represent Level 3 inputs. No impairments were recorded on proved properties during the three months ended March 31, 2017 and 2016.

Unproved oil and natural gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. To measure the fair value of the unproved properties, the Company uses a market approach, and takes into account future development plans, remaining lease term, drilling results, and reservoir performance. The Company recorded impairment of unproved oil and gas properties expense of $7,000 and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, resulting from lease expirations.

The inception value of the Company’s AROs are also measured at fair value on a nonrecurring basis. The inputs used to determine such fair value are based primarily on the present value of estimated future cash inflows and outflows. Given the unobservable nature of these inputs, they represent within Level 3 inputs.

The fair value measurements of assets acquired and liabilities assumed are measured on a nonrecurring basis on the acquisition date using an income valuation approach based on inputs that are non-observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation.

Fair Value of Other Financial Instruments

The Company has other financial instruments consisting primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities that approximate fair value due to the nature of the instrument and the short-term maturities of these instruments.

Note 5—Debt Obligations

In June 2015, JPE LLC entered into a five-year $500.0 million senior secured revolving credit facility (“JPE LLC’s credit facility”). At December 31, 2016, JPE LLC’s credit facility, as amended, had a borrowing base of $160.0 million, with $132.0 million outstanding under the credit facility, and $28.0 million in unused borrowing capacity.

In January 2017, JPE LLC’s credit facility borrowing base was increased to $180.0 million, and the number of lenders was increased from five banks to nine banks.

In February 2017, the Company, as parent guarantor, and JPE LLC, as borrower, entered into an amended and restated credit facility with Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (the “amended and restated credit facility”). The borrowing base under the amended and restated credit facility remained at $180.0 million, and borrowings bear interest, at the Company’s option, at either (i) the greatest of (a) the prime rate as determined by the

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

administrative agent, (b) the federal funds effective rate plus 0.50%, and (c) the thirty-day adjusted LIBOR plus 1.0%, in each case, plus a margin that varies from 1.25% to 2.25% per annum according to the total facility utilization, (ii) the adjusted LIBOR rate plus a margin that varies from 2.25% to 3.25% per annum according to the total facility utilization or (iii) the applicable LIBOR market index rate plus a margin that varies from 2.25% to 3.25% per annum according to the Company’s total facility utilization. The Company pays a commitment fee of 0.50% per annum on the unutilized portion of the amended and restated credit facility. Further, the amended and restated credit facility no longer contains the minimum hedging requirements that existed in JPE LLC’s credit facility.

The amended and restated credit facility matures on February 1, 2022, and is subject to semiannual borrowing base redeterminations on or around April 1 and October 1 of each year. The most recent redetermination was completed in April 2017, which resulted in an increase to the borrowing base from $180.0 million to $250.0 million.

The amended and restated credit facility is secured by oil and natural gas properties representing at least 80% of the value of the Company’s proved reserves. The amended and restated credit facility contains certain covenants, including among others, restrictions on indebtedness, restrictions on liens, restrictions on investments, restrictions on mergers, restrictions on sales of assets, restrictions on dividends and payments to the Company’s capital interest holders, and restrictions on the Company’s hedging activity.

The amended and restated credit facility contains financial covenants, which are measured on a quarterly basis. The covenants, as defined in the amended and restated credit agreement, include requirements to comply with the following financial ratios:

•
a current ratio, which is the ratio of consolidated current assets (including unused commitments under the credit facility and excluding noncash assets related to asset retirement obligations and derivatives) to consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and noncash liabilities related to asset retirement obligations and derivatives), as of the last day of each fiscal quarter, of not less than 1.0 to 1.0; and

•
a leverage ratio, which is the ratio of consolidated Debt (as defined in our credit agreement) as of the last day of each fiscal quarter, subject to certain exclusions (as described in the credit agreement) to EBITDAX (as defined in the credit agreement) for the last 12 months ending on the last day of that fiscal quarter, of not greater than 4.0 to 1.0.

As of March 31, 2017, the Company was in compliance with its financial covenants.

Following the IPO, the outstanding balance under JPE LLC’s credit facility was paid in full, and there was no outstanding balance under the amended and restated credit facility as of March 31, 2017.

Note 6—Equity-based Compensation

In connection with the IPO, the Company adopted the Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (the “Plan”), which allows the Company to grant up to 21,200,000 equity-based compensation awards to employees and directors of the Company. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, performance awards, and other types of awards. The terms and conditions of the awards granted are established by the Company’s Board of Directors. As of March 31, 2017, no awards had been granted under the Plan.

Equity-based compensation expense, which is recorded in general and administrative expense in the accompanying consolidated and combined statements of operations, was as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Profits interests awards	$408,964	$—
Total equity-based compensation expense	$408,964	$—

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Profits Interests Awards

In connection with its formation in April 2013, JPE LLC established an incentive pool plan, whereby JPE LLC granted MIUs to employees and selected other participants. The MIUs were considered “profits interests” that participated in certain events whereupon distributions would be made to MIU holders (only after certain return thresholds were achieved by the capital interests) following a qualifying initial public offering, sale, merger, or other qualifying transaction involving the stock or assets of JPE LLC (“Vesting Event”).

The MIUs were accounted for under FASB ASC Topic 710, Compensation–General, which requires compensation expense for the MIUs to be recognized when all performance, market and service conditions are probable of being satisfied, which is generally upon a Vesting Event. As of and through December 31, 2016, the vesting of the MIUs was not deemed probable, therefore no expense was recognized through December 31, 2016.

The corporate reorganization provided a mechanism by which all capital interests and MIUs in JPE LLC were converted into a single class of units, which were then converted into the Company’s common stock. A portion of these shares vested and a portion were transferred to JPE Management Holdings LLC (“Management Holdco”) and became subject to the terms and conditions of the amended and restated JPE Management Holdings LLC limited liability company agreement (the “Management Holdco LLC Agreement”). As a result of the IPO, the satisfaction of all conditions relating to MIUs in JPE LLC held by the current and former officers and employees who owned equity interests in JPE LLC, was deemed probable. As a result, based on the Company’s IPO price of $15.00 per share, compensation expense of $379.0 million was recognized for the vested shares of common stock at the IPO date, all of which was noncash except for $14.7 million related to a management incentive advance payment made in April 2016.

The shares of common stock transferred to Management Holdco are accounted for under ASC 718, Compensation–Stock Compensation, and generally vest over three years. The grant-date fair value of these awards was $15.00, and the remaining compensation expense will be recognized ratably according to the terms of the Management Holdco LLC Agreement. Accordingly, the Company recognized $7.7 million of equity-based compensation expense related to the shares held by Management Holdco. The Company also recognized an additional $22.2 million of equity-based compensation related to awards held by Management Holdco which were modified in conjunction with a March 2017 separation agreement of a former executive officer. The Company will recognize the remaining noncash compensation expense related to awards held at Management Holdco of approximately $108.3 million over the approximate three years of remaining vesting term. Any unallocated shares of Company common stock held at Management Holdco will be valued using the stock price on the date of grant, and the Company will recognize expense over the related service period. The equity-based compensation relative to these shares of common stock transferred to Management Holdco is not deductible for Federal or state income tax purposes in 2017 or in the future.

Note 7—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is similarly computed, except that the denominator includes the effect, using the treasury stock method, of unvested restricted stock units, if any, if including such potential shares of common stock units is dilutive. Through March 31, 2017, the Company did not issue any shares under its long-term incentive plan; as such, there are no potentially dilutive shares as of that date.

For the three months ended March 31, 2017, the Company’s EPS calculation includes only the net loss for the period subsequent to the corporate reorganization and IPO, and omits income or loss prior to these events. In addition, the basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from January 27, 2017, to March 31, 2017.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

From January 27, 2017, to
March 31, 2017
(in thousands)
Net income (loss) attributable to Jagged Peak Energy Inc. stockholders	$(90,405)

Weighted average shares outstanding - basic	212,938
Effect of diluted securities:	—
Weighted average shares outstanding - diluted	212,938

Net income (loss) per common share:
Basic	$(0.42)
Diluted	$(0.42)

Note 8—Income Taxes

JPE LLC was organized as a limited liability company and treated as a pass-through entity for federal income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of the Company from January 27, 2017 through March 31, 2017 in the accompanying consolidated and combined financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the change in tax status as a result of the corporate reorganization, the Company established a $79.1 million provision for deferred income taxes, which was recognized as tax expense from continuing operations.

The components of the Company’s provision for income taxes are as follows:

Three Months Ended
March 31, 2017
(in thousands)
Current income tax expense:
Federal	$—
State	—
—
Deferred income tax expense:
Federal	87,479
State	1,889
89,368
Provision for income taxes	$89,368

Included in the deferred federal income tax provision above is the $79.1 million related to the Company’s change in tax status.

A reconciliation of the income tax expense calculated at the federal statutory rate of 35% to the total income tax expense is as follows:

Three Months Ended
March 31, 2017
(in thousands)
Income (loss) before income taxes	$(376,513)
Less: net loss prior to corporate reorganization	(375,476)
Income (loss) before income taxes subsequent to corporate reorganization	$(1,037)

Income taxes at the federal statutory rate	$(363)
Income tax expense relating to change in tax status	78,019
State income taxes, net of federal benefit	1,228
Nondeductible equity-based compensation	10,478
Other permanent differences	6
Income tax expense (benefit)	$89,368
Effective tax rate	(23.7)%

Prior to the Company’s change in tax status in January 2017, income taxes did not significantly impact the results of operations.

The components of the Company’s deferred tax assets and liabilities as of March 31, 2017 are as follows:

March 31, 2017
(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,796
Other	555
Total deferred tax assets	3,351
Deferred tax liabilities:
Oil and natural gas properties	90,853
Commodity derivatives	1,866
Total deferred tax liabilities	92,719
Net deferred tax liabilities	$(89,368)

The Company had U.S. net operating losses of approximately $7.9 million, which expire in 2036. Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not such deferred tax assets will not be realized. At March 31, 2017, the Company did not have a valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2017, the Company had no unrecognized tax benefits that would impact the effective tax rate and has made no provisions for interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, Texas and Colorado. There are currently no federal or state income tax examinations underway. The Company’s U.S. federal income tax returns remain open to examination by the taxing authorities for tax years 2014 through 2016, and its Texas and Colorado tax returns remain open to examination for the years 2013 through 2016.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Note 9—Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations in the carrying amount of the asset retirement obligation for the three months ended March 31, 2017:

(in thousands)
Asset retirement obligations at January 1, 2017	$448
Liabilities incurred and assumed	45
Liability settlements and disposals	—
Revisions of estimated liabilities	(5)
Accretion	12
Asset retirement obligations at March 31, 2017	500
Less current portion of asset retirement obligations	—
Long-term asset retirement obligations	$500

Note 10—Commitments and Contingencies

Commitments

There were no material changes in commitments during the first three months of 2017, except as discussed below. Please refer to Note 9, Commitments and Contingencies, in the 2016 Form 10-K for additional discussion.

During the first quarter of 2017, the Company entered into one new drilling rig contract, to bring the total rigs under contract to six at March 31, 2017. If the Company were to terminate these contracts at March 31, 2017, it would be required to pay early termination penalties of $8.2 million. In the first quarter of 2016, the Company terminated one drilling rig and incurred early termination charges of approximately $0.2 million. These charges are reflected as other operating costs in the consolidated and combined statements of operations.

The Company has commitments for office space and equipment under operating lease arrangements totaling $1.3 million.

Contingencies

Legal Matters

In the ordinary course of business, the Company may at times be subject to claims and legal actions. Management believes it is remote that the impact of such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Environmental Matters

The Company accounts for environmental contingencies in accordance with the accounting guidance related to accounting for contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed.

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both March 31, 2017 and December 31, 2016, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Note 11—Related Party Transactions

Quantum employs certain members of the Company’s board of directors and had significant capital interests in JPE LLC. After giving effect to the IPO, Quantum owns 68.7% of the Company’s common stock.

Quantum owns a 41.5% interest in Oryx Midstream Services, LLC (together with Oryx Southern Delaware Holdings, LLC, “Oryx”). The Company has a 12-year crude oil gathering agreement with Oryx whereby Oryx provides midstream gathering services to the Company. Under that agreement, the Company has the right to designate, and has designated, a third-party shipper to market the Company’s crude oil. During the three months ended March 31, 2017, the Company’s third-party shipper paid Oryx $1.4 million in transportation fees pursuant to this agreement. In addition, during the first quarter ended March 31, 2017, the Company paid fees to Oryx of $0.3 million for the purchase and maintenance of connecting equipment. For the same period of 2016, the Company paid fees to Oryx of $0.8 million for the purchase and maintenance of connecting equipment.

Quantum also owns a 61% interest in Phoenix Lease Services, LLC (“Phoenix”), and an indirect interest in Trident Water Services, LLC (“Trident”), a wholly owned subsidiary of Phoenix. The Company regularly leases frac tanks and other oil field equipment from Phoenix, and also regularly uses water transfer services provided by Trident. The Company is under no obligation to use either provider, and both provide services only when selected as a vendor through the normal bidding process. During the three months ended March 31, 2017, the Company paid fees of $0.1 million and $0.2 million related to such services provided by Phoenix and Trident, respectively. During the same period of 2016, the Company paid fees of $0.1 million and $0.3 million related to such services provided by Phoenix and Trident, respectively.

At March 31, 2017 and December 31, 2016, the Company had outstanding payables to the aforementioned related parties of $0.8 million and $0.7 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated and combined financial statements and related notes presented in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion and analysis contains forward-looking statements, including, without limitation, statements related to our future plans, estimates, beliefs and expected performance. Please see “Cautionary Statement Concerning Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q and “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

In this section, references to “Jagged Peak,” “the Company,” “we,” “us” and “our” refer to Jagged Peak Energy Inc. and its subsidiaries, after the initial public offering of Jagged Peak (the “IPO”) and, prior to the IPO, to Jagged Peak Energy LLC (“JPE LLC”).

Jagged Peak Energy Inc. and our Predecessor

Jagged Peak was formed in September 2016 and, prior to the consummation of our IPO, did not have historical financial operating results. For purposes of this Quarterly Report, our accounting predecessor reflects the results of JPE LLC, which was formed in 2013 to engage in the acquisition, development, exploration and exploitation of oil and natural gas reserves in the Southern Delaware Basin of the Permian Basin. In connection with the IPO, a corporate reorganization took place whereby JPE LLC became a wholly owned subsidiary of Jagged Peak.

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

We have assembled a portfolio of contiguous acreage in the core oil window of the Southern Delaware Basin. This acreage is characterized by a multi-year, oil-weighted inventory of horizontal drilling locations that provide attractive growth and return opportunities. At March 31, 2017, our acreage position was approximately 68,546 net acres. We divide our current areas of operation into three distinct areas: (1) Cochise, with 13,319 net acres, (2) Whiskey River, with 33,218 net acres, and (3) Big Tex, with 22,009 net acres.

We seek to maintain operational control of our properties in order to better execute on our strategy of enhancing returns through operating improvements and cost efficiencies. As the operator of approximately 97% of our acreage, we have the flexibility to manage our development program, which allows us to optimize our field-level returns and profitability.

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil, natural gas and NGL production. Compared to the first three months of 2016, our realized oil price for the first three months of 2017 increased 65% to $49.33 per barrel, our realized natural gas price improved 39% to $2.48 per Mcf, and our realized price for NGLs improved by 73% to $20.61 per barrel between the same periods. See “Sources of Our Revenues” below for further information regarding our realized commodity prices.

Factors Affecting the Comparability of Our Results of Operations

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, primarily for the reasons described below.

Equity-based Compensation

In conjunction with the closing of the IPO, we recognized equity-based compensation expense of: (1) $379.0 million related to MIUs in JPE LLC; and (2) $7.7 million related to shares of common stock transferred to Management Holdco that will vest over the terms of the Management Holdco LLC Agreement. Please refer to Note 6, Equity-based Compensation, for additional information on equity-based compensation.

Public Company Expenses

As a result of our IPO, we will incur direct, incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, corporate tax return preparation, increased independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental G&A expenses are not included in the predecessor’s historical results of operations.

Income Taxes

As a result of our corporate reorganization, we became subject to federal and state income tax. The change in tax status required the recognition of deferred tax assets and liabilities for the temporary differences at the time of the change in status. The resulting net deferred tax liability of approximately $79.1 million was recognized as tax expense from continuing operations. For periods following completion of the corporate reorganization, we began recording income taxes associated with our status as a corporation. From the date of the corporate reorganization through March 31, 2017, we recognized $10.3 million of income tax expense. Please refer to Note 8, Income Taxes, for more information on income taxes.

Increased Drilling Activity

Since commencing our drilling program in late 2013, we operated an average of one horizontal drilling rig through June 2016.We began operating our second and third rigs in July of 2016. At March 31, 2017, we were operating six horizontal rigs. During the remainder of 2017, we expect to operate a five to six-rig drilling program, but may have more or less than these depending on operating requirements and conditions. We also expect to operate two to four fracturing fleets, as needed, to complete wells in a timely manner. During the three months ended March 31, 2017, we completed 7 gross (6.9 net) wells. Our average daily production has grown from 4,102 Boe/d during the first three months of 2016 to 9,785 Boe/d for the same period of 2017. In the three months ended March 31, 2017, we spent $99.7 million for drilling and completing wells and on infrastructure costs. This compares to $29.4 million that we spent in the three months ended March 31, 2016, and $158.3 million that we spent in all of 2016 for drilling and completion.

Summary of Operating and Financial Results Comparing the Three Months Ended March 31, 2017 and 2016

•	Successfully drilled and completed 7 gross (6.9 net) wells, all within the Southern Delaware Basin;

•	Increased average daily production by 139% to 9,785 Boe/d, comprised of 85% oil;

•	Daily oil production grew 142% to 8,281 barrels per day, natural gas volumes increased by 137% to 4.1 MMcf/d and NGL volumes rose 108% to 819 barrels per day;

•	Production revenues increased 293% to $39.2 million;

•	Expanded our borrowing base under our amended and restated credit facility from $160.0 million, at December 31, 2016, to $180.0 million, at March 31, 2017;

•	Cash flow from operating activities of $21.7 million was 329% higher than the same period of the previous year;

•	Recorded a $17.0 million gain on commodity derivative instruments; and

•	Incurred equity-based compensation expense of $409.0 million, all of which was noncash except for $14.7 million related to an advance made in April 2016.

In addition, in April 2017, we completed our most recent borrowing base redetermination, which resulted in an increase to the borrowing base from $180.0 million to $250.0 million.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. For the three months ended March 31, 2017, our production revenues were derived 94% from oil sales, 2% from natural gas sales and 4% from NGL sales. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

Increases or decreases in our revenue, profitability and future production growth are highly dependent on the commodity prices we receive. Oil, natural gas and NGL prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality and geopolitical and economic factors. A $1.00 per barrel change in our realized oil price would have resulted in a $0.7 million change in oil revenues. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $37 thousand change in our natural gas revenues. A $1.00 per barrel change in NGL prices would have changed NGL revenue by $0.1 million.

The following table presents our average realized commodity prices, the effects of derivative settlements on our realized prices, and certain major U.S index prices.

	Three Months Ended March 31,
	2017	2016
Crude Oil (per Bbl):
Average NYMEX price	$51.62	$33.35
Realized price, before the effects of derivative settlements	$49.33	$29.81
Realized price, after the effects of derivative settlements	$47.89	$29.81
Natural Gas (per Mcf):
Average NYMEX price	$3.02	$1.99
Realized price	$2.48	$1.78
NGLs (per Bbl):
Average realized NGL price	$20.61	$11.92

While quoted NYMEX oil and natural gas prices are generally used as a basis for comparison within our industry, the prices we receive are affected by quality, energy content, location and transportation differentials for these products.

See “Results of Operations” below for an analysis of the impact changes in realized prices had on our revenues.

In addition to sales of oil, natural gas, and NGLs, we derive a minimal portion of our revenues from third party sales of fresh water and produced water disposal services. These revenues are reflected as other operating revenues in the consolidated and combined statements of operations.

Production Results

The following table presents production volumes for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Oil (MBbls)	745	311
Natural gas (MMcf)	370	158
NGLs (MBbls)	74	36
Total (MBoe)	881	373
Average net daily production (Boe/d)	9,785	4,102

Production Volumes Directly Impact Our Results of Operations

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

Derivative Activity

Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. As of March 31, 2017, we had entered into derivative oil swap contracts covering periods from April 1, 2017 through December 31, 2019 for approximately 5.4 MMbls of our projected oil production at a weighted average WTI oil price of $52.79 per barrel. We also have a basis differential contract between Midland, TX and Cushing, OK covering 0.4 MMbls in 2018 at a weighted average price of $(1.39) per barrel. These hedging instruments allow us to reduce, but not eliminate, the potential variability in cash flow from operations due to fluctuations in oil prices. This will provide increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil prices and may partially limit our potential gains from future increases in prices. In the future, we may seek to hedge price risk associated with our natural gas and NGL production. See “Item 3—Quantitative and Qualitative Disclosure About Market Risk—Commodity Price Risk” for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.

Results of Operations

Comparison of the three months ended March 31, 2017 versus March 31, 2016

Oil and Natural Gas Revenues.    The following table provides the components of our production revenues for the three months ended March 31, 2017 and 2016, as well as each period’s respective average prices and production volumes:

	Three Months Ended March 31,
(in thousands or as indicated)	2017	2016	Change	% Change
Production Revenues:
Oil sales	$36,765	$9,274	$27,491	296%
Natural gas sales	917	280	637	228%
NGL sales	1,518	428	1,090	255%
Total production revenues	$39,200	$9,982	$29,218	293%
Average sales price(1):
Oil (per Bbl)	$49.33	$29.81	$19.52	65%
Natural gas (per Mcf)	$2.48	$1.78	$0.70	39%
NGLs (per Bbl)	$20.61	$11.92	$8.69	73%
Total (per Boe)	$44.52	$26.74	$17.78	66%
Production volumes:
Oil (MBbls)	745	311	434	140%
Natural gas (MMcf)	370	158	212	134%
NGLs (MBbls)	74	36	38	106%
Total (MBoe)	881	373	508	136%
Average daily production volume:
Oil (Bbls/d)	8,281	3,418	4,863	142%
Natural gas (Mcf/d)	4,109	1,734	2,375	137%
NGLs (Bbls/d)	819	394	425	108%
Total (Boe/d)	9,785	4,102	5,683	139%
_______________________________________________________________________________

(1)	Average prices shown in the table reflect prices before the effects of our realized commodity derivative transactions.

As reflected in the table above, our total production revenue for the first three months of 2017 was 293%, or $29.2 million, higher than that of the same period from 2016. The increase is primarily due to higher sales volumes, along with higher realized commodity prices during the first three months of 2017. Our aggregate production volumes in the first three months of 2017 were 881 MBoe, comprised of 85% oil, 7% natural gas and 8% NGLs. This represents an increase of 136% over the first three months of 2016 aggregate production volumes of 373 MBoe, consisting of 83% oil, 7% natural gas and 10% NGLs.

Increased production volumes accounted for an approximate $13.8 million increase in quarter-over-quarter production revenues, while increases in our total average sales prices accounted for an approximate $15.4 million increase in production revenues for the same period. Production increases are largely related to our active drilling program over the last 12 months.

During the three months ended March 31, 2017, oil revenues increased 296%, or $27.5 million, due to a 140% increase in production volumes and a 65% increase in the average realized price when compared to the same period from the prior year. Natural gas revenues increased 228% to $0.9 million during the three months ended March 31, 2017 from $0.3 million during the three months ended March 31, 2016. The increase is attributable to a 134% increase in volumes and a 39% increase in the average sales price. During the first three months of 2017, NGL revenues increased 255%, or $1.1 million, due to a 106% increase in sales volumes and a 73% increase in the average realized price.

Other operating revenues relate to sales of fresh water and water disposal services to third parties. During the first three months of 2017 and 2016, we recognized other operating revenue of $0.2 million and $0.3 million, respectively.

Operating Expenses.    We present per-Boe information because we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis.

The following table summarizes our expenses for the periods indicated:

	Three Months Ended March 31,				Per Boe
(in thousands)	2017	2016	Change	% Change	2017	2016
Operating expenses:
Lease operating expenses	$1,610	$1,796	$(186)	(10)%	$1.83	$4.81
Gathering and transportation expenses	392	150	242	161%	$0.45	$0.40
Production and ad valorem taxes	2,640	701	1,939	277%	$3.00	$1.88
Depletion, depreciation, amortization and accretion	14,062	8,712	5,350	61%	$15.97	$23.34
Impairment of oil and natural gas properties and dry hole costs	7	246	(239)	(97)%	NM	NM
Other operating expenses	141	1,466	(1,325)	(90)%	$0.16	$3.93
General and administrative (before equity-based compensation)	4,587	3,332	1,255	38%	$5.21	$8.93
Total operating expenses (before equity-based compensation)	23,439	16,403	7,036	43%	$26.62	$43.95
Equity-based compensation	408,964	—	408,964
Total operating expenses	$432,403	$16,403	$416,000
_______________________________________________________________________________
NM—Not meaningful.

Lease Operating Expenses.    Our LOE varies in conjunction with our level of production, the timing of our workover expenses and variations in industry activity that cause fluctuations in service provider costs. LOE decreased 10% to $1.6 million in the first three months of 2017, compared to $1.8 million for the same period of 2016. The decrease primarily related to the timing of workover and maintenance costs, which decreased in the first three months of 2017 compared to those in the first three months of 2016. We expect our total 2017 second quarter LOE to increase from the levels of the first quarter. Our LOE per Boe of $1.83 decreased significantly during the three months ended March 31, 2017, compared to the same period of 2016, due primarily to the 136% increase in total production between those two periods, nearly all of which came from the addition of high-producing low-operating cost wells.

Gathering and Transportation Expenses.    Gathering and transportation expenses increased $0.2 million through the first three months of 2017 compared to the same period of 2016 due to increased production as well as an increase in our per unit gathering and transportation expense. The period over period increase in our per unit gathering and transportation expense is due to a shift away from marketing our natural gas under percent-of-proceeds contracts toward marketing a larger portion of our natural gas under fixed fee contracts. Under percent-of-proceeds contracts, we receive a percentage of the total proceeds received by the marketer, which is net of transportation expense which includes gathering and transportation costs. Conversely, under our fixed fee natural gas marketing contracts, our gas sales revenue is determined after transporting gas to a downstream sales point and we are separately charged for the associated gathering and transportation costs.

Production and Ad Valorem Taxes.    Production and ad valorem taxes increased 277% between the three months ended March 31, 2017 and 2016, from $0.7 million in 2016 to $2.6 million in 2017. The increase is due to an increase in revenues and the addition of several new high-volume wells. The effective tax rate was 6.7% of production revenue in 2017 compared to 7.0% in 2016.

Depletion, Depreciation, Amortization and Accretion.    DD&A expense increased $5.4 million, or 61%, through the first three months of 2017 compared to the same period of 2016. The increase in DD&A was largely due to an increase in production, partially offset by a decrease in our DD&A rate. Our DD&A rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The DD&A rate per Boe decreased 32% to $15.97 per Boe, compared to $23.34 per Boe in the first three months of 2016. The decrease in our DD&A rate was largely due to an increase in reserve volumes due to continued successful drilling activities, whereas the rate of increase in capitalized costs related to those drilling activities were lower than the rate of reserve increase.

Impairment of Oil and Natural Gas Properties and Dry Hole Costs.    During the first three months of 2017 we incurred $7,000 of impairment costs related to the expiration of certain leases on unproved properties. During the same period in 2016, we recorded $0.2 million of impairment expense related to the expiration of certain leases on unproved properties. No impairments were recorded on proved properties in either period of 2017 or 2016.

Other Operating Expenses.    Other operating expenses decreased $1.3 million from the first three months of 2016 compared to the same period of 2017. We incurred $0.1 million of other operating expenses in the first three months of 2017 due to sales of fresh water and water disposal to third parties. During the first three months of 2016, we incurred other operating expenses of $1.5 million, due to $1.3 million in delay rentals on certain unproved properties and $0.2 million of water sales costs.

General and Administrative and equity-based compensation.    G&A (before equity-based compensation) increased 38% to $4.6 million for the three months ended March 31, 2017, from $3.3 million for the same period of 2016. The increase is primarily due to a $1.0 million increase in costs related to salaries, employee benefits, contract personnel and other general business expenses required to support the growth of our capital expenditure program and production levels. The number of our full-time employees grew from 24 at March 31, 2016 to 41 at March 31, 2017.

Equity-based compensation expense in the first three months of 2017 was $409.0 million, all of which related to the common stock issued to MIU holders. During the first three months of 2017, we recognized approximately $379.0 million of equity-based compensation expense relative to the common stock issued to MIU holders that vested upon the IPO. After the IPO, we recognized $7.7 million related to the common stock transferred to Management Holdco, which is subject to the terms of the Management Holdco LLC Agreement. We also recognized an additional $22.2 million of equity-based compensation related to awards held at Management Holdco, which were modified in conjunction with a March 2017 separation agreement of a former executive officer. We will recognize additional noncash compensation expense of approximately $108.3 million over the approximate three years of remaining service related to the shares held by Management Holdco.

Other Income and Expense.    The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Other income (expense):
Gain (loss) on commodity derivatives	$17,042	$(1,059)	$18,101
Interest expense, net	(711)	(233)	(478)
Other, net	171	—	171
Total other income (expense)	$16,502	$(1,292)	$17,794

Gain (loss) on Commodity Derivatives.    Net gains and losses on our derivative instruments, as reflected in our statements of operations, are a function of fluctuations in the underlying commodity prices and the monthly settlement, if any, of the instruments. As a result, settlements on the contracts are included as a component of other income and expense as either a net gain or loss on derivative instruments. To the extent the future commodity price outlook declines between measurement periods, we will have noncash mark-to-market gains during the period. Conversely, to the extent future commodity price outlook increases between measurement periods, we will have noncash mark-to-market losses during the period.

The following table sets forth the net gain (loss) from settlements and changes in the fair value of our derivative contracts, as well as the net cash settlements (received) paid for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
(in thousands)
Gain (loss) on derivatives instruments, net	$17,042	$(1,059)
Cash settlements of derivatives (received) paid, net	$1,071	$—

Interest Expense, net.    Interest expense relates to interest on our credit facility and amortization of financing costs on this facility, net of capitalized interest. During the first three months of 2017 and 2016, we recorded $0.7 million and $0.2 million, respectively, of interest expense, net of capitalized interest, related to borrowings on our credit facility. Interest expense includes interest paid on the outstanding balance of the credit facility, commitment fees paid on the unused borrowing base, and amortization of debt issuance costs. The terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. The increased interest expense primarily relates to higher interest paid, as our maximum outstanding balance during the first three months of 2017 was $142.0 million, which we repaid in full with a portion of the proceeds of the IPO, compared to a maximum outstanding of $35.0 million during the first three months of 2016. We also had increased commitment fees due to a higher borrowing base, and higher amortization of debt issuance costs related to additional financing costs incurred throughout 2016 related to borrowing base increases.

Liquidity and Capital Resources

Historically, our predecessor’s primary sources of liquidity were capital contributions from our equity owners, borrowings under our predecessor’s credit facility and cash flows from operations. During the first three months of 2017, our primary sources of liquidity were the proceeds from our IPO of $397.0 million, and cash flows from operations of $21.7 million. Historically, our predecessor’s and our primary use of cash has been for the development and acquisition of oil, natural gas and NGL properties, as well as for development of water handling and treatment infrastructure. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements. Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

Capital Expenditures

Capital expenditures for oil and gas acquisitions, exploration, development and infrastructure activities are summarized below:

	Three Months Ended March 31,
(in thousands)	2017	2016
Acquisitions
Proved properties	$—	$—
Unproved properties(1)	22,810	10,396
Development costs	91,281	27,325
Infrastructure costs	8,371	2,048
Exploration costs	6	1,548
Total oil and gas capital expenditures	$122,468	$41,317
_______________________________________________________________________________

(1)	Relates to acquisition of undeveloped leaseholds and oil and natural gas mineral interest leasing activity.

For the three months ended March 31, 2017 and 2016, our capital expenditures have been focused on the development of our properties in the Southern Delaware Basin. As of March 31, 2017, we had approximately 77,216 gross (68,546 net) acres. In the first three months 2017, we completed and began production on seven gross (6.9 net) wells, all of which we operated, compared to the two gross (1.9 net) wells from the same period in 2016. At March 31, 2017, we were in the process of drilling eight gross (7.5 net) wells and had nine gross (8.1 net) wells waiting on completion.

2017 Capital Budget

Our 2017 capital budget for development of oil and gas properties and infrastructure is projected to range from $525.0 million to $570.0 million, excluding leasehold additions. Our drilling and completion and infrastructure budget is unchanged, and we expect to allocate between $510.0 million and $550.0 million of our 2017 capital budget for the drilling and completion of operated and non-operated wells. Additionally, we expect to allocate between $15.0 million and $20.0 million of our 2017 capital budget for water infrastructure costs, excluding any potential additions for surface acreage. Based on our 2017 capital budget, we anticipate that we will spud approximately 54 to 58 gross operated wells, and approximately 11 to 15 gross non-operated wells. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and additional borrowing capacity under our credit facility to execute our planned 2017 capital program. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. If we require additional capital for capital expenditures, acquisitions or other reasons, we may seek such capital through borrowings under our credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and development of oil and natural gas activities, changes in our hedging activities and changes in our cash and cash equivalents. At March 31, 2017, our working capital was a surplus of $148.7 million, compared to a deficit of $31.0 million at December 31, 2016.

We may incur additional working capital deficits in the future due to liabilities that accrue related to our drilling program. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents balance totaled approximately $198.8 million and $11.7 million at March 31, 2017 and December 31, 2016, respectively. We expect that our existing cash balances, cash flows from operating activities and availability under our credit facility will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, and commodity prices for our oil and natural gas production will be the largest variables affecting our working capital.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$21,701	$5,064
Net cash used in investing activities	$(100,684)	$(34,948)
Net cash provided by financing activities	$266,065	$31,574

Operating Activities.    Net cash provided by operating activities is primarily affected by the price of oil, natural gas and NGLs, production volumes and changes in working capital. The $16.6 million increase in net cash provided by operating activities for the first three months of 2017 compared to 2016 primarily resulted due to a period-over-period increase in revenues. This was partially offset by higher operating costs due to increased production and net cash payments for settlements of derivatives, and higher operating costs primarily due to increased production.

Investing Activities.    For the first three months of 2017, net cash flow used in investing activities was $100.7 million, an increase of $65.7 million (188%) from $34.9 million for the same period of 2016. In the first three months of 2017, net cash used for investing activities included investments in developing our acreage of $74.3 million and leasehold and acquisition costs of $25.6 million. In the first three months of 2016, net cash used for investing activities included $17.0 million and $17.3 million for the acquisition and development of oil and natural gas properties, respectively.

Financing Activities.    Net cash provided by financing activities during the first three months of 2017 was primarily due to $399.1 million of net proceeds from the sale of common stock in our IPO, which was partially offset by net repayments on our credit facility of $132.0 million. Net cash provided by financing activities in 2016 included $16.6 million of cash provided by equity issuances and $15.0 million of borrowings under our credit facility.

Credit Facility

On June 19, 2015, our predecessor entered into a credit agreement that provided for a senior secured revolving credit facility with an aggregate commitment of $500.0 million (subject to the then-effective borrowing base). In January 2017, this credit facility was amended, which increased the aggregate principal commitment to $1.0 billion and the borrowing base to $180.0 million. In connection with our IPO, we, as parent guarantor, and our predecessor, as borrower, entered into an amended and restated credit facility. The amended and restated credit facility matures on February 1, 2022. After giving effect to such amendment and restatement, the borrowing base under the amended and restated credit facility remained at $180.0 million. Also in connection with the IPO, we fully repaid the outstanding borrowings under the credit facility of $142.0 million.

The amount available to be borrowed under our amended and restated credit facility is subject to a borrowing base that is redetermined semiannually by each April 1 and October 1 by the lenders at their sole discretion. Additionally, at our option, we may request up to two additional redeterminations per year, to be effective on or about January 1 and July 1, respectively. The borrowing base depends on, among other things, the volumes of our proved reserves and estimated cash flows from these reserves and our commodity hedge positions as well as any other outstanding debt. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, we could be required to immediately repay a portion of the debt outstanding under our credit agreement. The most recent redetermination was completed in April 2017, which resulted in an increase to the borrowing base from $180.0 million to $250.0 million, which as of the date of this filing remains undrawn.

We pay a commitment fee on unused amounts of our amended and restated credit facility of 0.50% per annum. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

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

At March 31, 2017, our credit agreement also requires us to maintain compliance with the following financial ratios:

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

As of March 31, 2017, we were in compliance with all financial covenants.

The amended and restated credit facility permits us to hedge up to the greater of 85% of proved reserves and 75% of our reasonably anticipated production for up to 24 months in the future, and up to the greater of 75% of our proved reserves and 50% of our reasonably anticipated production for 25 to 60 months in the future, provided that no hedges may have a term beyond five years.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2017 is provided in the following table:

	Remainder	Payments Due by Period for the Year Ending December 31,
(in thousands)	of 2017	2018	2019	2020	2021	2022	Thereafter	Total
Credit facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Operating leases(2)	745	555	6	1	—	—	—	1,307
Service and purchase contracts(3)	902	9	1	—	—	—	—	912
Rig contracts(4)	13,577	—	—	—	—	—	—	13,577
Total	$15,224	$564	$7	$1	$—	$—	$—	$15,796
_______________________________________________________________________________

(1)
This table does not include future commitment fees, amortization of deferred financing costs, interest expense or other fees on our credit facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. As of March 31, 2017, we had nothing outstanding under our amended and restated credit facility and $180.0 million of borrowing capacity available.

(2)	Primarily relates to the lease of our corporate offices.

(3)	Primarily relates to our obligation to purchase lease automatic custody transfer units in conjunction with oil gathering for current and future wells.

(4)
Relates to six drilling rig contracts entered into as of March 31, 2017. If we were to terminate these contracts at March 31, 2017, we would be required to pay early termination penalties of approximately $8.2 million.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2017. Please read Note 10, Commitments and Contingencies, included in the notes to our consolidated and combined financial statements included in this Quarterly Report on Form 10-Q, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

Critical Accounting Policies and Estimates

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2016 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in our accounting for successful efforts method of accounting for oil and natural gas activities, impairment of oil and natural gas properties, oil and natural gas reserve quantities, derivative instruments, and asset retirement obligations. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our consolidated and combined financial statements contained in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated and combined financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Equity-Based Compensation

In connection with the IPO, we adopted the Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (the “Plan”) for the employees, consultants and directors of the Company and its affiliates who perform services for the Company. See “Part III, Item 11. Executive Compensation” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 for additional information related to the Plan.

We recognize compensation cost related to all equity-based awards in the financial statements based on their estimated grant-date fair value. We may grant various types of equity-based awards including stock options, restricted stock (including awards with service-based vesting and market condition-based vesting provisions) and restricted stock units (including awards with service-based vesting and market condition-based vesting provisions). Service-based restricted stock units are valued using the market price of our common stock on the grant date. The fair value of the market condition-based restricted stock units are based on the grant-date market value of the award utilizing a statistical analysis. Compensation cost is recognized ratably over the applicable vesting period, and forfeitures are recognized as they occur.

Income Taxes

We are a subchapter C-corporation and are subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating losses and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We classify all deferred tax assets and liabilities as noncurrent. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Deferred tax assets are then reduced by a valuation allowance if we believe it is more-likely-than-not such deferred tax assets will not be realized.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies and Related Matters – Recent Accounting Pronouncements, to the consolidated and combined financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for our oil, natural gas and NGLs production depend on numerous factors beyond our control, such as the strength of the global economy and global supply and demand for the commodities we produce.

For the three months ended March 31, 2017, oil sales contributed 94% of our total production revenue, while natural gas sales contributed 2% and NGL sales contributed 4%. A $1.00 per barrel change in our realized oil price would have resulted in a $0.7 million change in oil revenues through the three months ended March 31, 2017. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $37 thousand change in our natural gas revenues for the three months ended March 31, 2017. A $1.00 per barrel change in NGL prices would have changed NGL revenue by $0.1 million for the three months ended March 31, 2017. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

Due to this volatility, we use commodity derivative instruments such as swaps, basis swaps and collars to hedge price risk associated with our oil production. These hedging instruments allow us to reduce, but not eliminate, the potential variability in cash flow from operations due to fluctuations in oil prices. This provides increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil prices and may partially limit our potential gains from future increases in prices. We may seek to hedge price risk associated with our natural gas and NGL production in the future.

Under our credit agreement as of March 31, 2017, we are permitted to hedge up to the greater of 85% of our proved reserves and 75% of our reasonably anticipated production for up to 24 months in the future, and up to the greater of 75% of our proved reserves and 50% of our reasonably anticipated production for 25 to 60 months in the future, provided that no hedges may have a term beyond five years.

At March 31, 2017, we had a net asset position of $5.3 million related to our oil derivatives in place for the years 2017 through 2019. Based on our open oil derivative positions at March 31, 2017, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $27.4 million. Conversely, a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $27.4 million.

See Note 3, Derivative Instruments, and Note 4, Fair Value Measurements, to our consolidated and combined financial statements included elsewhere in this report for a summary of our open derivative positions, as well as a discussion of how we determine the fair value of and account for our derivative contracts.

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

Our principal exposures to credit risk are through receivables resulting from joint interest receivables and receivables from the sale of our oil and natural gas production due to the concentration of our oil and natural gas receivables with significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We have little ability to control whether these entities will participate in our wells.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit facility. The terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. At March 31, 2017, however, we had no of debt outstanding under our credit facility, and therefore an increase in interest rates would not result in increased interest expense until such time that we determine to make borrowings under our credit facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the completion of the IPO, a corporate reorganization took place whereby JPE LLC became a wholly owned subsidiary of Jagged Peak. The equity holders of JPE LLC, including the holders of capital interests and management incentive units, received an aggregate of 184,604,412 shares of common stock, in accordance with the distribution mechanics set forth in the Amended & Restated Limited Liability Company Agreement of JPE LLC.

The issuance of common stock to these equity holders did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On January 26, 2017, our registration statement on Form S-1 (SEC Registration No. 333-215179), as amended through the time of its effectiveness, that we filed with the SEC relating to the IPO was declared effective pursuant to which we and the selling stockholders sold 31,599,334 shares of our common stock. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC served as representatives of the several underwriters for the IPO. The offering did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Upon completion of our IPO, we and the selling stockholders sold 31,599,334 shares at $15.00 per share, raising $474.0 million of gross proceeds. Of the 31,599,334 shares sold to the public, 28,333,334 shares were sold by Jagged Peak, and 3,266,000 shares were sold by the selling stockholders. The gross proceeds of the IPO to Jagged Peak, based on the public offering price of $15.00 per share, were approximately $425.0 million, which resulted in net proceeds to us of $397.0 million after deducting expenses and underwriting discounts and commissions of approximately $28.0 million. None of the expenses associated with our IPO were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We did not receive any proceeds from the sale of the shares by the selling stockholders.

A portion of the proceeds from the IPO were used to repay the entire outstanding balance on JPE LLC’s credit facility of $142.0 million, as of the date the IPO proceeds were received. The remainder of the net proceeds from the IPO will be used to fund a portion of our 2017 capital expenditures program, and for other general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be filed or furnished pursuant to the requirements of Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAGGED PEAK ENERGY INC.
Date:	May 11, 2017	By:	/s/ JOSEPH N. JAGGERS
			Name:	Joseph N. Jaggers
			Title:	Chairman, Chief Executive Officer and President

Date:	May 11, 2017	By:	/s/ ROBERT W. HOWARD
			Name:	Robert W. Howard
			Title:	Executive Vice President, Chief Financial Officer

Date:	May 11, 2017	By:	/s/ SHONN D. STAHLECKER
			Name:	Shonn D. Stahlecker
			Title:	Controller

Exhibit Index

Exhibit Number	Description of Exhibit
2.1††
Master Reorganization Agreement, dated January 25, 2017, by and among Jagged Peak Energy Inc., Jagged Peak Energy LLC, Q-Jagged Peak Energy Investment Partners, LLC, JPE Management Holdings LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on January 31, 2017).

3.1
Amended and Restated Certificate of Incorporation of Jagged Peak Energy Inc., filed with the Secretary of State of the State of Delaware on February 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on February 7, 2017).

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

4.2
Stockholders’ Agreement, dated as of February 1, 2017, by and among Jagged Peak Energy Inc., Q-Jagged Peak Energy Investment Partners, LLC, JPE Management Holdings LLC, and the individuals party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 7, 2017).

10.1
Credit Agreement, by and among Jagged Peak Energy Inc., as parent guarantor, Jagged Peak Energy LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 7, 2017).

10.2†
Amended and Restated Limited Liability Company Agreement of JPE Management Holdings LLC, dated February 1, 2017(incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 7, 2017).

10.3†	Form of Indemnification Agreement entered into by our Officers and Directors.
*10.4†	Separation and Release Agreement, dated as of March 14, 2017, between Jagged Peak Energy Inc. and Gregory S. Hinds.
10.5†	Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 31, 2017).
*31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
**32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Compensatory plan or arrangement.
††
Schedules and similar attachments to the Master Reorganization Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

*	Filed herewith.
**	Furnished herewith.