Form 10-Q
period 2017-06-30
Jagged Peak Energy Inc.
filed 2017-08-10
CIK 1685715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

The registrant had 212,930,655 shares of common stock outstanding at August 4, 2017.

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

•
our future drilling plans, including the number of wells anticipated to be spud in 2017 and the number of drilling rigs and fracturing fleets anticipated to be in operation in 2017, and anticipated well economics;

•	government regulations and our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	our hedging strategy and results;

•	general economic conditions;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this quarterly report that are not historical.

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
JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,996	$11,727
Accounts receivable	18,392	10,327
Derivative instruments	18,829	—
Other current assets	1,416	3,412
Total current assets	125,633	25,466
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	836,979	531,121
Accumulated depletion	(93,068)	(57,529)
Total oil and gas properties, net	743,911	473,592
Other property and equipment, net	3,365	3,001
Total property and equipment, net	747,276	476,593
OTHER NONCURRENT ASSETS
Unamortized debt issuance costs	2,664	1,503
Derivative instruments	12,945	—
Other assets	235	14,830
Total noncurrent assets	15,844	16,333
TOTAL ASSETS	$888,753	$518,392
LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,559	$7,629
Accrued liabilities	100,833	39,225
Derivative instruments	1,261	9,567
Total current liabilities	105,653	56,421
LONG-TERM LIABILITIES
Senior secured revolving credit facility	—	132,000
Derivative instruments	249	3,287
Asset retirement obligations	609	448
Deferred income taxes	103,637	—
Other long-term liabilities	41	124
Total long-term liabilities	104,536	135,859
Commitments and contingencies
STOCKHOLDERS’ / MEMBERS’ EQUITY
Members' equity	—	346,098
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued at June 30, 2017; no shares authorized or issued at December 31, 2016	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 212,930,655 shares issued at June 30, 2017; no shares authorized or issued at December 31, 2016	2,129	—
Additional paid-in capital	750,437	—
Accumulated deficit	(74,002)	(19,986)
Total stockholders’ / members’ equity	678,564	326,112
TOTAL LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY	$888,753	$518,392
The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Oil sales	$48,388	$17,609	$85,153	$26,883
Natural gas sales	1,841	439	2,758	719
NGL sales	2,663	776	4,181	1,204
Other operating revenues	159	512	347	775
Total revenues	53,051	19,336	92,439	29,581
OPERATING EXPENSES
Lease operating expenses	3,890	1,173	5,500	2,969
Gathering and transportation expenses	655	218	1,047	368
Production and ad valorem taxes	3,537	1,131	6,177	1,832
Exploration	2	1,192	8	2,474
Depletion, depreciation, amortization and accretion	22,311	9,566	36,373	18,278
Impairment of unproved oil and natural gas properties	101	64	108	310
General and administrative expenses (including equity-based compensation of $10,775 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $419,739 and $0 for the six months ended June 30, 2017 and 2016, respectively)	18,220	2,171	431,771	5,503
Other operating expenses	47	214	182	398
Total operating expenses	48,763	15,729	481,166	32,132
INCOME (LOSS) FROM OPERATIONS	4,288	3,607	(388,727)	(2,551)
OTHER INCOME (EXPENSE)
Gain (loss) on commodity derivatives	26,573	(8,877)	43,615	(9,936)
Interest expense, net	(432)	(479)	(1,143)	(712)
Other, net	243	—	414	—
Total other income (expense)	26,384	(9,356)	42,886	(10,648)
INCOME (LOSS) BEFORE INCOME TAX	30,672	(5,749)	(345,841)	(13,199)
Income tax expense (benefit)	14,269	—	103,637	—
NET INCOME (LOSS)	16,403	(5,749)	(449,478)	(13,199)
Less: Net loss attributable to Jagged Peak Energy LLC (predecessor)	—	(5,749)	(375,476)	(13,199)
NET INCOME (LOSS) ATTRIBUTABLE TO JAGGED PEAK ENERGY INC. STOCKHOLDERS	$16,403	$—	$(74,002)	$—

Net income (loss) attributable to Jagged Peak Energy Inc. Stockholders per common share:
Basic	$0.08		$(0.35)
Diluted	$0.08		$(0.35)

Weighted-average common shares outstanding:
Basic	212,932		212,934
Diluted	213,051		212,934
The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Members' Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity / Members' Equity
		Shares	Amount
BALANCE AT DECEMBER 31, 2016	$346,098	—	$—	$—	$(19,986)	$326,112
Deemed contribution - incentive unit compensation	364,314	—	—	—	—	364,314
Net income (loss) for the period prior to the corporate reorganization	—	—	—	—	(375,476)	(375,476)
Balance prior to corporate reorganization and initial public offering	710,412	—	—	—	(395,462)	314,950
Issuance of common stock in corporate reorganization	(710,412)	184,605	1,846	313,104	395,462	—
Issuance of common stock in initial public offering, net of offering costs	—	28,333	283	396,708	—	396,991
Common stock reacquired and retired	—	(7)	—	(88)	—	(88)
Equity-based compensation	—	—	—	40,713	—	40,713
Net income (loss)	—	—	—	—	(74,002)	(74,002)
BALANCE AT JUNE 30, 2017	$—	212,931	$2,129	$750,437	$(74,002)	$678,564

The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(449,478)	$(13,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion expense	36,373	18,278
Management incentive unit advance	—	(14,711)
Impairment of unproved oil and natural gas properties	108	310
Exploratory dry hole costs	—	1,192
Amortization of debt issuance costs	260	87
Deferred income taxes	103,637	—
Equity-based compensation	419,739	—
(Gain) loss on commodity derivatives	(43,615)	9,936
Net cash receipts (payments) on settled derivatives	496	(822)
Other	(83)	(79)
Change in operating assets and liabilities:
Accounts receivable and other current assets	(8,710)	(810)
Other assets	(119)	11
Accounts payable and accrued liabilities	1,397	1,111
Net cash provided by operating activities	60,005	1,304
CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold and acquisition costs	(52,968)	(23,934)
Development of oil and natural gas properties	(195,212)	(54,155)
Other capital expenditures	(1,456)	(1,691)
Net cash used in investing activities	(249,636)	(79,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of underwriting fees	401,625	—
Proceeds from common units issued	—	31,542
Proceeds from credit facility	10,000	40,000
Repayment of credit facility	(142,000)	—
Debt issuance costs	(1,421)	(738)
Costs relating to initial public offering	(3,216)	—
Employee tax withholding for settlement of equity compensation awards	(88)	—
Net cash provided by financing activities	264,900	70,804
NET CHANGE IN CASH AND CASH EQUIVALENTS	75,269	(7,672)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,727	14,165
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,996	$6,493
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest	$1,001	$522
Cash paid for income taxes	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$93,834	$12,446
Asset retirement obligations	246	165
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

Corporate Reorganization and Initial Public Offering

Jagged Peak is a Delaware corporation formed in September 2016, as a wholly owned subsidiary of Jagged Peak Energy LLC (“JPE LLC”), a Delaware limited liability company formed in April 2013. JPE LLC was formed by an affiliate of Quantum Energy Partners (“Quantum”) and members of Jagged Peak’s management team. Jagged Peak was formed to become the holding company of JPE LLC in connection with Jagged Peak’s initial public offering (the “IPO”).

Immediately prior to the IPO, all capital interests and management incentive units (“MIUs”) in JPE LLC were converted into a single class of units which were then converted into common stock. Certain members of management and employees contributed a portion of common stock received upon the conversion of unvested or unallocated MIUs to JPE Management Holdings LLC, a limited liability company formed in connection with the IPO for the purpose of holding the unvested or unallocated common stock. Also immediately prior to the IPO, a corporate reorganization (the “corporate reorganization”) took place whereby Jagged Peak, initially formed as a subsidiary of JPE LLC, formed JPE Merger Sub LLC as a subsidiary. JPE LLC merged into JPE Merger Sub LLC, with JPE LLC as the surviving entity. As a result, JPE LLC became a wholly owned subsidiary of Jagged Peak. Prior to the corporate reorganization, Quantum owned 98.6% of the membership interests of JPE LLC. Immediately following the corporate reorganization and IPO, Quantum owned 68.7% of the outstanding common stock of Jagged Peak. As all power and authority to control the core functions of Jagged Peak and JPE LLC were, and continue to be, controlled by Quantum, the corporate reorganization was treated as a reorganization of entities under common control and the results of JPE LLC have been consolidated and combined for all periods.

On January 27, 2017, the Company initiated its IPO of common stock to the public, and its common stock began trading on the New York Stock Exchange. During the IPO, the Company and selling stockholders sold 31,599,334 shares at $15.00 per share, raising $474.0 million of gross proceeds. Of the 31,599,334 shares issued to the public, 28,333,334 shares were sold by the Company, and 3,266,000 shares were sold by the selling stockholders. The gross proceeds of the IPO to the Company, based on the public offering price of $15.00 per share, were approximately $425.0 million, which resulted in net proceeds to the Company of $397.0 million after deducting expenses and underwriting discounts and commissions of approximately $28.0 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. A portion of the proceeds from the IPO were used to repay the entire outstanding balance on JPE LLC’s credit facility of $142.0 million, as of the date the IPO proceeds were received. The remainder of the net proceeds from the IPO are being used to fund a portion of the Company’s 2017 capital expenditures program, and for other general corporate purposes.

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

It is the opinion of management that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of interim financial information, have been included. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss. Operating results for the

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

periods presented are not necessarily indicative of expected results for the full year because of the impact of fluctuations in prices received for oil, natural gas and NGLs, expected production increases due to development activities, natural production declines, the uncertainty of exploration and development drilling results, the fair value of derivative instruments and other factors.

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

Note 2—Significant Accounting Policies and Related Matters

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its 2016 Form 10-K, and are supplemented by the notes to the consolidated and combined financial statements in this Quarterly Report on Form 10-Q. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in these notes to the consolidated and combined financial statements.

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

Accounts Receivable

At June 30, 2017 and December 31, 2016, accounts receivable was comprised of the following:

(in thousands)	June 30, 2017	December 31, 2016
Oil and gas sales	$17,086	$8,861
Other	1,306	1,466
Total accounts receivable	$18,392	$10,327

At June 30, 2017 and December 31, 2016, the Company did not have any reserves for doubtful accounts and did not incur any bad debt expense in any period presented.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Oil and Natural Gas Properties

A summary of the Company’s oil and natural gas properties, net is as follows:

(in thousands)	June 30, 2017	December 31, 2016
Proved oil and natural gas properties	$648,408	$375,129
Unproved oil and natural gas properties	188,571	155,992
Total oil and natural gas properties	836,979	531,121
Less: Accumulated depletion	(93,068)	(57,529)
Total oil and natural gas properties, net	$743,911	$473,592

Capitalized leasehold costs attributable to proved properties are depleted using the units-of-production method based on proved reserves on a field basis. For the three months ended June 30, 2017 and 2016, the Company recorded depletion for oil and natural gas properties of $21.9 million and $9.4 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded depletion for oil and natural gas properties of $35.5 million and $18.0 million, respectively.

Accrued Liabilities

The components of accrued liabilities are shown below:

(in thousands)	June 30, 2017	December 31, 2016
Accrued capital expenditures	$84,888	$28,490
Accrued accounts payable	3,754	3,312
Revenue payable	4,033	2,653
Other current liabilities	8,158	4,770
Total accrued liabilities	$100,833	$39,225

Equity-based Compensation

The Company recognizes compensation cost related to equity-based awards granted to employees, members of the Company’s board of directors and non-employee contractors in the financial statements based on their estimated grant-date fair value. The Company may grant various types of equity-based awards including stock options, restricted stock and restricted stock units (including awards with service-based vesting and market condition-based vesting provisions). Service-based restricted stock and units are valued using the market price of Jagged Peak’s common stock on the grant date. The fair value of the market condition-based restricted stock units are based on the grant-date fair value of the award utilizing a statistical analysis. Compensation cost is recognized ratably over the applicable vesting period, and is recognized in general and administrative expense in the consolidated and combined statements of operations. The Company has elected to account for forfeitures in compensation expense as they occur. Equity-based compensation arrangements to nonemployees are recognized as expense over the related service period and are subject to remeasurement at the end of each reporting period until they vest.

Income Taxes

The Company is a subchapter C corporation and is subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating losses and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company classifies all deferred tax assets and liabilities as noncurrent. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such net deferred tax assets will not be realized.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new,

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new guidance will require a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-11, which rescinds the U.S. Securities and Exchange Commission (“SEC”) accounting guidance regarding the use of the entitlements method for recognition of natural gas revenues. The new standards are effective for the Company on January 1, 2018. Early adoption is permitted for fiscal years beginning after December 31, 2016. The standards can be adopted using either a full retrospective method or a modified retrospective method, as outlined in ASU 2014-09. The Company intends to adopt this standard on January 1, 2018, and will apply the modified retrospective method. The Company is in process of evaluating the effect on its existing contracts, but does not believe the effect of adoption will be material to its financial statements because it follows the sales method of accounting for its oil, natural gas and NGL production, which is generally consistent with the new revenue recognition model. The Company expects that certain additional disclosures will be required upon adoption of this standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires all leases with a term greater than one year to be recognized on the balance sheet as lease assets and lease liabilities. This ASU retains a distinction between finance and operating leases concerning the recognition and presentation of the expense and payments related to leases in the statements of operations and cash flows. The new standard is effective for the Company on January 1, 2019. Although early adoption is permitted, the Company does not plan to early adopt the standard. The ASU requires the use of the modified retrospective approach, whereby lessees will be required to recognize and measure leases at the beginning of the earliest period presented. The Company is still in the process of evaluating the impact of this new standard; however, the Company believes the initial impact of adopting the standard will result in increases to its assets and liabilities on its consolidated balance sheets, and changes to the timing and presentation of certain operating expenses on its consolidated statements of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The impact of this new standard will depend on the extent and nature of future changes to the terms of Company's share-based payment awards.

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

As of June 30, 2017, the Company hedged commodity prices associated with a portion of its expected future oil volumes by entering into swap and basis swap derivative financial instruments. With swaps, the Company typically receives an agreed upon fixed price for a specified notional quantity of oil or natural gas, and the Company pays the hedge counterparty a floating price for that same quantity based upon published index prices. Basis swap contracts establish the differential between Cushing WTI prices and Midland WTI prices. The Company’s commodity derivatives may expose it to the risk of financial loss in certain circumstances. The Company’s derivative arrangements provide protection on the hedged volumes if market prices decline below the prices at which these derivatives are set. If market prices rise above the prices at which the Company has hedged, the Company will receive less revenue on the hedged volumes than it would receive in the absence of hedges.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table summarizes the Company’s derivative contracts as of June 30, 2017:

Contract Period	Volumes (Bbls)	Wtd Avg Price ($/Bbl)
Oil Swaps(1):
Third quarter 2017	897,450	$51.99
Fourth quarter 2017	1,034,200	$52.41
Total 2017	1,931,650	$52.21
Year ending December 31, 2018	3,073,350	$53.38
Year ending December 31, 2019	1,277,500	$53.51
Oil Basis Swaps(2):
Year ending December 31, 2018	1,825,000	$(1.20)
Year ending December 31, 2019	1,460,000	$(1.15)

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The oil basis swap differential price is between Midland–WTI and Cushing–WTI.

The Company has elected to not apply hedge accounting, and as a result, its earnings are affected by the use of the mark-to-market method of accounting for derivative financial instruments. The changes in fair value of these instruments are recognized through earnings as other income or expense rather than deferred until the anticipated transaction affects earnings. The use of mark-to-market accounting for financial instruments can cause noncash earnings volatility due to changes in the underlying commodity price indices. The ultimate gain or loss upon settlement of these transactions is recognized in earnings as other income or expense. Cash settlements of the Company’s derivative contracts are included in cash flows from operating activities in the Company’s statements of cash flows.

Subsequent to June 30, 2017, the Company entered into the following derivative contracts:

Contract Period	Volumes (Bbls)	Wtd Avg Price ($/Bbl)
Oil Swaps(1):
Third quarter 2017	186,750	$48.24
Fourth quarter 2017	358,500	$48.24
Total 2017	545,250	$48.24
Year ending December 31, 2018	1,642,500	$50.00
Year ending December 31, 2019	1,095,000	$50.00
Oil Basis Swaps(2):
Year ending December 31, 2018	365,000	$(1.17)
Year ending December 31, 2019	365,000	$(1.22)

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The oil basis swap differential price is between Midland–WTI and Cushing–WTI.

The Company recognized the following gains (losses) in earnings for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gain (loss) on derivatives instruments, net	$26,573	$(8,877)	$43,615	$(9,936)
Cash settlements of derivatives (received) paid, net	$(1,567)	$822	$(496)	$822

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following tables present the amounts and classifications of the Company’s commodity contract derivative assets and liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

As of June 30, 2017:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$18,829	$(1,261)	$17,568
Commodity contracts	Noncurrent assets - derivative instruments	12,945	(249)	12,696
Total assets		$31,774	$(1,510)	$30,264
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$1,261	$(1,261)	$—
Commodity contracts	Noncurrent liabilities - derivative instruments	249	(249)	—
Total liabilities		$1,510	$(1,510)	$—

As of December 31, 2016:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$9,567	—	$9,567
Commodity contracts	Noncurrent liabilities - derivative instruments	3,287	—	3,287
Total liabilities		$12,854	$—	$12,854

Derivative Counterparty Risk

Where the Company is exposed to credit risk in its financial instrument transactions, management analyzes the counterparty’s financial condition prior to entering into an agreement, and monitors the appropriateness of these counterparties on an ongoing basis. Generally, the Company does not require collateral and does not anticipate nonperformance by its counterparties.

At June 30, 2017, the Company had commodity derivative contracts with three counterparties, all of which were lenders under the Company’s amended and restated credit facility and all of which had investment grade credit ratings. These counterparties accounted for all the Company’s counterparty credit exposure related to commodity derivative assets.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

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

Assets and liabilities measured on a recurring basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s derivative instruments. The Company’s open commodity derivative instruments were in a net asset position at June 30, 2017. To determine the fair value at the end of each reporting period, the Company computes discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. The Company compares these prices to the price parameters contained in its hedge contracts to determine estimated future cash inflows or outflows, which are then discounted. The fair values of the Company’s commodity derivative assets and liabilities include a measure of credit risk. These valuations are Level 2 inputs.

The following table is a listing of the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Level 2
(in thousands)	June 30, 2017	December 31, 2016
Assets from commodity derivative contracts	$31,774	$—
Liabilities from commodity derivative contracts	1,510	12,854

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

The Company reviews its proved oil and natural gas properties for impairment whenever facts and circumstances indicate their carrying value may not be recoverable. In such circumstances, the income approach is used to determine the fair value of proved oil and natural gas reserves. Under this approach, the Company estimates the expected future cash flows of oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to estimated fair value. The factors used to determine fair value may include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital expenditures and a commensurate discount rate. These assumptions and estimates represent Level 3 inputs. No impairments were recorded on proved properties during the three and six months ended June 30, 2017 and 2016.

Unproved oil and natural gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. To measure the fair value of the unproved properties, the Company uses a market approach, and takes into account future development plans, remaining lease term, drilling results, and reservoir performance. The Company recorded impairment expense on unproved oil and gas properties of $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. These impairments resulted from the expirations of certain undeveloped leases.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The inception value and revision value, if any, of the Company’s asset retirement obligations are also measured at fair value on a nonrecurring basis. The inputs used to determine such fair value are based primarily on the present value of estimated future cash inflows and outflows. Given the unobservable nature of these inputs, they represent Level 3 inputs.

The fair value measurements of assets acquired and liabilities assumed are measured on a nonrecurring basis on the acquisition date using an income valuation approach based on inputs that are non-observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation.

Fair Value of Other Financial Instruments

The Company has other financial instruments consisting primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities that approximate fair value due to the nature of the instrument and the short-term maturities of these instruments.

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

In February 2017, the Company, as parent guarantor, and JPE LLC, as borrower, entered into an amended and restated credit facility with Wells Fargo Bank, N.A., as administrative agent and the lenders thereto (the “amended and restated credit facility”). The number of banks remained at nine, while the aggregate principal commitment increased to $1.0 billion. The borrowing base under the amended and restated credit facility remained at $180.0 million, and borrowings bear interest, at the Company’s option, at either (i) the greatest of (a) the prime rate as determined by the administrative agent, (b) the federal funds effective rate plus 0.50%, and (c) the thirty-day adjusted LIBOR plus 1.0%, in each case, plus a margin that varies from 1.25% to 2.25% per annum according to the total facility utilization, or (ii) the adjusted LIBOR rate plus a margin that varies from 2.25% to 3.25% per annum according to the total facility utilization. The Company pays a commitment fee of 0.50% per annum on the unutilized portion of the amended and restated credit facility. Further, the amended and restated credit facility no longer contains the minimum hedging requirements that existed in JPE LLC’s credit facility.

The amended and restated credit facility matures on February 1, 2022, and is subject to semiannual borrowing base redeterminations on or around April 1 and October 1 of each year. The most recent redetermination was completed in April 2017, which resulted in an increase to the borrowing base from $180.0 million to $250.0 million.

The amended and restated credit facility is secured by oil and natural gas properties representing at least 90% of the value of the Company’s proved reserves. The amended and restated credit facility contains certain covenants, including among others, restrictions on indebtedness, restrictions on liens, restrictions on investments, restrictions on mergers, restrictions on sales of assets, restrictions on dividends and payments to the Company’s capital interest holders and restrictions on the Company’s hedging activity.

The amended and restated credit facility contains financial covenants, which are measured on a quarterly basis. The covenants, as defined in the amended and restated credit agreement, include requirements to comply with the following financial ratios:

•
a current ratio, which is the ratio of consolidated current assets (including unused commitments under the credit facility and excluding noncash assets related to asset retirement obligations and derivatives) to consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and noncash

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

liabilities related to asset retirement obligations and derivatives), as of the last day of each fiscal quarter, of not less than 1.0 to 1.0; and

•
a leverage ratio, which is the ratio of consolidated Debt (as defined in the credit agreement) as of the last day of each fiscal quarter, subject to certain exclusions (as described in the credit agreement) to EBITDAX (as defined in the credit agreement) for the last 12 months ending on the last day of that fiscal quarter, of not greater than 4.0 to 1.0.

As of June 30, 2017, the Company was in compliance with its financial covenants.

Following the IPO, the outstanding balance under JPE LLC’s credit facility was paid in full, and there was no outstanding balance under the amended and restated credit facility as of June 30, 2017.

Note 6—Equity-based Compensation

In connection with the IPO, the Company adopted the Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (the “Plan”), which allows the Company to grant up to 21,200,000 equity-based compensation shares to employees, consultants and directors of the Company and its affiliates who perform services for the Company. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, performance awards and other types of awards. The terms and conditions of the awards granted are established by the Company’s Board of Directors.

Equity-based compensation expense, which is recorded in general and administrative expense in the accompanying consolidated and combined statements of operations, was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Incentive unit awards	$9,929	$—	$418,893	$—
Restricted stock unit awards	377	—	377	—
Performance stock unit awards	339	—	339	—
Restricted stock unit awards issued to nonemployee directors	130	—	130	—
Total equity-based compensation expense	$10,775	$—	$419,739	$—

Incentive Unit Awards

In connection with its formation in April 2013, JPE LLC established an incentive pool plan, whereby JPE LLC granted MIUs to employees and selected other participants. The MIUs were considered “profits interests” that participated in certain events whereupon distributions would be made to MIU holders (only after certain return thresholds were achieved by the capital interests) following a qualifying initial public offering, sale, merger, or other qualifying transaction involving the units or assets of JPE LLC (“Vesting Event”).

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The shares of common stock transferred to Management Holdco are accounted for under ASC 718, Compensation–Stock Compensation, and generally vest over three years. During the three and six months ended June 30, 2017, the Company recognized $9.9 million and $39.9 million, respectively, of equity-based compensation expense related to the shares held by Management Holdco. Included in the $39.9 million for the six months ended June 30, 2017, is $22.2 million of equity-based compensation related to awards held by Management Holdco which were modified in conjunction with a March 2017 separation agreement of a former executive officer. The remaining compensation expense of these awards will be recognized ratably according to the terms of the Management Holdco LLC Agreement. The equity-based compensation relative to these shares of common stock transferred to Management Holdco is not deductible for federal or state income tax purposes.

A summary of incentive unit award activity for the six months ended June 30, 2017 is as follows:

		Weighted Average
		Grant-date
	Incentive Units	Fair Value
Unvested at Corporate Reorganization	9,570,291	$15.00
Granted	169,664	$12.48
Vested	(1,961,104)	$14.97
Forfeited	—	$—
Unvested at June 30, 2017	7,778,851	$14.95
Compensation costs remaining at June 30, 2017 (in millions)	$100.5
Weighted average remaining period at June 30, 2017 (in years)	2.6

The total fair value of incentive units that vested during the six months ended June 30, 2017 was $24.0 million.

At June 30, 2017, there were 497,003 of unallocated shares of Company common stock held at Management Holdco, which when granted, will be valued using the closing stock price on the date of grant, and the Company will recognize expense over the requisite service period.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur through reversal of expense on awards that were forfeited during the period. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant.

A summary of RSU award activity for the six months ended June 30, 2017 is as follows:

		Weighted Average
		Grant-date
	RSUs	Fair Value
Unvested at December 31, 2016	—	$—
Granted	479,213	$12.54
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2017	479,213	$12.54
Compensation costs remaining at June 30, 2017 (in millions)	$5.5
Weighted average remaining period at June 30, 2017 (in years)	2.5

Of the 479,213 RSUs granted during the six months ended June 30, 2017, 55,744 of which related to nonemployee directors, who received them at a weighted average grant-date fair value of $12.54.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Performance Stock Unit Awards

In the second quarter of 2017, the Company granted performance stock unit awards (“PSUs”) to certain of its executive officers, which vest based on continuous employment and satisfaction of a performance metric based on the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of a peer group of companies over an approximate three-year performance period ending December 31, 2019. The number of shares which may ultimately be earned ranges from zero to 200% of the PSUs granted. Expense related to these PSUs is recognized on a straight-line basis over approximately three years. All compensation cost related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved.

A summary of PSU award activity for the six months ended June 30, 2017 is as follows:

		Weighted Average
		Grant-date
	PSUs	Fair Value
Unvested at December 31, 2016	—	$—
Granted	267,204	$16.32
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2017	267,204	$16.32
Compensation costs remaining at June 30, 2017 (in millions)	$4.0
Weighted average remaining period at June 30, 2017 (in years)	2.5

The grant-date fair value of the PSUs was determined using a Monte Carlo simulation, which uses a probabilistic approach for estimating the fair value of the awards. The expected volatility was derived from a weighted combination of implied volatility and historical volatility. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with remaining terms corresponding to the service periods of the PSUs.

The following table presents information regarding the weighted average fair value for PSUs granted during the six months ended June 30, 2017 and the assumptions used to determine the fair values:

Six Months Ended
June 30, 2017
Dividend yield	—%
Volatility	55.7%
Risk-free interest rate	1.34%
Weighted average fair value of awards granted	$16.32

Note 7—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is similarly computed, except that the denominator includes the effect, using the treasury stock method, of unvested RSUs and PSUs, if including such potential shares of common stock units is dilutive. The PSUs included in the calculation of diluted weighted average shares outstanding based on the number of shares of common stock that would be issuable if the end of the reporting period was the end of the performance period required for the vesting of such PSU awards. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all awards is anti-dilutive.

For the six months ended June 30, 2017, the Company’s EPS calculation includes only the net loss for the period subsequent to the corporate reorganization and IPO, and omits income or loss prior to these events. In addition, the basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from January 27, 2017, to June 30, 2017.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended	From January 27, 2017, to
(in thousands, except per share amounts)	June 30, 2017	June 30, 2017
Net income (loss) attributable to Jagged Peak Energy Inc. stockholders	$16,403	$(74,002)

Basic weighted average shares outstanding	212,932	212,934
Effect of dilutive securities:
Restricted stock units	—	—
Performance stock units	119	—
Diluted weighted average shares outstanding	213,051	212,934

Net income (loss) per common share:
Basic	$0.08	$(0.35)
Diluted	$0.08	$(0.35)

The following table presents amounts that have been excluded from the computation of diluted earnings per common share as their inclusion would be anti-dilutive:

	Three Months Ended	From January 27, 2017, to
(in thousands)	June 30, 2017	June 30, 2017
Weighted average number of outstanding equity awards excluded from diluted earnings per share calculation:(1)
Restricted stock units	65	231
Performance stock units	—	267

(1)	When the Company incurs a net loss, all outstanding equity awards are excluded from the calculation of diluted loss per common share because the inclusion of these awards would be anti-dilutive.

Note 8—Income Taxes

JPE LLC was organized as a limited liability company and treated as a pass-through entity for federal income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of the Company from January 27, 2017 through June 30, 2017 in the accompanying consolidated and combined financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the change in tax status as a result of the corporate reorganization, the Company established a $79.1 million provision for deferred income taxes, which was recognized as tax expense from continuing operations in the first quarter of 2017.

The components of the Company’s provision for income taxes are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2017
Current income tax expense:
Federal	$—	$—
State	—	—
	—	—
Deferred income tax expense:
Federal	13,968	101,447
State	301	2,190
	14,269	103,637
Provision for income taxes	$14,269	$103,637

Included in the deferred federal income tax provision above for the six months ended June 30, 2017, is the $79.1 million related to the Company’s change in tax status.

A reconciliation of the income tax expense calculated at the federal statutory rate of 35% to the total income tax expense is as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2017
Income (loss) before income taxes	$30,672	$(345,841)
Less: net loss prior to corporate reorganization	—	(375,476)
Income (loss) before income taxes subsequent to corporate reorganization	$30,672	$29,635

Income taxes at the federal statutory rate	$10,735	$10,372
Income tax expense relating to change in tax status	—	78,019
State income taxes, net of federal benefit	195	1,423
Nondeductible equity-based compensation	3,330	13,808
Other permanent differences	9	15
Income tax expense (benefit)	$14,269	$103,637
Effective tax rate	46.5%	(30.0)%

Prior to the Company’s change in tax status in January 2017, income taxes did not significantly impact the results of operations.

The components of the Company’s deferred tax assets and liabilities as of June 30, 2017 are as follows:

(in thousands)	June 30, 2017
Deferred tax assets:
Net operating loss carryforwards	$3,721
Other	1,493
Total deferred tax assets	5,214
Deferred tax liabilities:
Oil and natural gas properties	98,111
Commodity derivatives	10,740
Total deferred tax liabilities	108,851
Net deferred tax liabilities	$(103,637)

The Company had U.S. net operating losses of approximately $10.5 million, which expire in 2036. Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not such deferred tax assets will not be realized. At June 30, 2017, the Company did not have a valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2017, the Company had no unrecognized tax benefits that would impact the effective tax rate and has made no provisions for interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, Texas and Colorado. There are currently no federal or state income tax examinations underway. The Company’s U.S. federal income tax returns remain open to examination by the taxing authorities for tax years 2014 through 2016, and its Texas and Colorado tax returns remain open to examination for the years 2013 through 2016.

Note 9—Asset Retirement Obligations

The following table summarizes the changes in the carrying amount of the asset retirement obligations for the six months ended June 30, 2017:

(in thousands)
Asset retirement obligations at January 1, 2017	$448
Liabilities incurred and assumed	251
Liability settlements and disposals	—
Revisions of estimated liabilities	(5)
Accretion	27
Asset retirement obligations at June 30, 2017	721
Less current portion of asset retirement obligations	(112)
Long-term asset retirement obligations	$609

The current portion of the asset retirement obligation liability is included in accrued liabilities on the consolidated and combined balance sheets.

Note 10—Commitments and Contingencies

Commitments

There were no material changes in commitments during the first six months of 2017, except as discussed below. Please refer to Note 9, Commitments and Contingencies, in the 2016 Form 10-K for additional discussion.

At June 30, 2017, the Company had five drilling rigs under contract. If the Company were to terminate these contracts at June 30, 2017, it would be required to pay early termination penalties of $5.5 million. In the first six months of 2016, the Company terminated one drilling rig and incurred early termination charges of approximately $0.2 million. These charges are reflected as other operating costs in the consolidated and combined statements of operations.

At June 30, 2017, the Company had three frac fleets under contract through December 31, 2018. The remaining commitment for these contracts is $25.4 million in 2017, and $73.2 million in 2018. The majority of the contracts allow for reassignment of the frac fleets if the Company were to terminate their services prior to the end of the contract, at which point the Company would not be required to pay termination fees. However, if the fleets were not able to be reassigned, the Company would be required to pay termination fees of $73.0 million as of June 30, 2017.

During the second quarter of 2017, the Company entered into a new lease agreement of its corporate offices, which is expected to take effect in December 2017 and go through May 2028. Including this new lease agreement, the Company has commitments for office space and equipment under operating lease arrangements totaling $16.9 million.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both June 30, 2017 and December 31, 2016, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Note 11—Related Party Transactions

Quantum employs certain members of the Company’s board of directors and had significant capital interests in JPE LLC. After giving effect to the IPO, Quantum owns 68.7% of the Company’s common stock.

Quantum owns a 41.5% interest in Oryx Midstream Services, LLC (together with Oryx Southern Delaware Holdings, LLC, “Oryx”). The Company has a 12-year crude oil gathering agreement with Oryx whereby Oryx provides midstream gathering services to the Company. Under that agreement, the Company has the right to designate, and has designated, a third-party shipper to market the Company’s crude oil. In addition, the Company paid fees to Oryx for the purchase and maintenance of connecting equipment.

Quantum also owns a 60.9% interest in Phoenix Lease Services, LLC (“Phoenix”), and an indirect interest in Trident Water Services, LLC (“Trident”), a wholly owned subsidiary of Phoenix. The Company regularly leases frac tanks and other oil field equipment from Phoenix, and regularly uses water transfer services provided by Trident. The Company is under no obligation to use either provider, and both provide services only when selected as a vendor through the normal bidding process.

The following table summarizes fees paid to Oryx, Phoenix and Trident for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Oryx via 3rd party shipper(1)	$2,379	$99	$3,798	$99
Oryx(2)	$303	$82	$652	$925
Phoenix	$117	$57	$202	$149
Trident	$—	$15	$236	$323

(1)	Transportation fees paid by the Company’s third party shipper to Oryx pursuant to the crude oil gathering agreement.

(2)	Fees paid to Oryx for the purchase and maintenance of connecting equipment.

At June 30, 2017 and December 31, 2016, the Company had outstanding payables to the related parties of $0.8 million and $0.7 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated and combined financial statements and related notes presented in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended. The following discussion and analysis contains forward-looking statements, including, without limitation, statements related to our future plans, estimates, beliefs and expected performance. Please see “Cautionary Statement Concerning Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q and “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

In this section, references to “Jagged Peak,” “the Company,” “we,” “us” and “our” refer to Jagged Peak Energy Inc. and its subsidiaries, after the initial public offering of Jagged Peak (the “IPO”) and, prior to the IPO, to Jagged Peak Energy LLC (“JPE LLC”).

Jagged Peak Energy Inc. and our Predecessor

Jagged Peak was formed in September 2016 and, prior to the consummation of the IPO, did not have historical financial operating results. For purposes of this Quarterly Report, our accounting predecessor reflects the results of JPE LLC, which was formed in 2013 to engage in the acquisition, development, exploration and exploitation of oil and natural gas reserves in the Southern Delaware Basin of the Permian Basin. In connection with the IPO, a corporate reorganization took place whereby JPE LLC became a wholly owned subsidiary of Jagged Peak.

Overview

We are a growth-oriented, independent oil and natural gas company focused on the acquisition and development of unconventional oil and associated liquids-rich natural gas reserves. Our operations are entirely located in the United States, within the Permian Basin of West Texas. Our primary area of focus is the Southern Delaware Basin, a sub-basin of the Permian Basin and currently one of the most prolific unconventional resource plays in North America. Our acreage is located on large, contiguous blocks in the adjacent Texas counties of Winkler, Ward, Reeves and Pecos, with significant original oil-in-place within multiple stacked hydrocarbon-bearing formations.

We have assembled a portfolio of contiguous acreage in the core oil window of the Southern Delaware Basin. This acreage is characterized by a multi-year, oil-weighted inventory of horizontal drilling locations that provide attractive growth and return opportunities. At June 30, 2017, our acreage position was approximately 70,400 net acres. We divide our current areas of operation into three distinct areas: (1) Cochise, with approximately 12,900 net acres, (2) Whiskey River, with approximately 35,300 net acres, and (3) Big Tex, with approximately 22,200 net acres.

We seek to maintain operational control of our properties in order to better execute on our strategy of enhancing returns through operational improvements and cost efficiencies. As the operator of approximately 97% of our acreage, we have the flexibility to manage our development program, which allows us to optimize our field-level returns and profitability.

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil, natural gas and NGL production. Compared to the first six months of 2016, our realized oil price for the first six months of 2017 increased 26% to $46.67 per barrel, our realized natural gas price improved 37% to $2.53 per Mcf, and our realized price for NGLs improved by 40% to $19.56 per barrel between the same periods. See “Sources of Our Revenues” below for further information regarding our realized commodity prices.

Factors Affecting the Comparability of Our Results of Operations

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, primarily for the reasons described below.

Incentive Unit Awards

Related to the closing of the IPO, we recognized equity-based compensation expense for: (1) a day-one charge of $379.0 million related to MIUs in JPE LLC; and (2) a charge for the six months ended June 30, 2017 of $39.9 million related to shares of common stock transferred to Management Holdco. Please refer to Note 6, Equity-based Compensation, for additional information on equity-based compensation.

Public Company Expenses

As a result of the IPO, we will incur direct, incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, corporate tax return preparation, increased independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental G&A expenses are not included in the predecessor’s historical results of operations.

Income Taxes

As a result of our corporate reorganization, we became subject to federal and state income tax. The change in tax status required the recognition of deferred tax assets and liabilities for the temporary differences at the time of the change in status. The resulting net deferred tax liability of approximately $79.1 million was recognized as tax expense from continuing operations. For periods following completion of the corporate reorganization, we began recording income taxes associated with our status as a corporation. From the date of the corporate reorganization through June 30, 2017, we recognized $24.5 million of income tax expense. Please refer to Note 8, Income Taxes, for more information on income taxes.

Increased Drilling Activity

Since commencing our drilling program in late 2013, we operated an average of one horizontal drilling rig through June 2016.We began operating our second and third rigs in July of 2016. At June 30, 2017, we were operating five horizontal rigs. During the remainder of 2017, we expect to operate a five to six-rig drilling program, but may adjust the number of rigs depending on operating requirements and conditions. We also expect to operate two to four fracturing fleets for the remainder of 2017, as needed, to complete wells in a timely manner. During the six months ended June 30, 2017, we completed 21 gross (20.7 net) operated wells. Our average daily production has grown from 4,816 Boe/d during the first six months of 2016 to 12,263 Boe/d for the same period of 2017. In the six months ended June 30, 2017, we spent $258.4 million for drilling and completing wells and on infrastructure costs. This compares to $49.2 million that we spent in the six months ended June 30, 2016, and $158.3 million that we spent in all of 2016 for drilling and completion.

Summary of Operating and Financial Results Comparing the Six Months Ended June 30, 2017 and 2016

•	Successfully completed, or participated in completing, 23 gross (21.2 net) wells, of which we operated 21 gross (20.7 net), all within the Southern Delaware Basin;

•	Increased average daily production by 155% to 12,263 Boe/d, comprised of 82% oil;

•	Production revenues increased 220% to $92.1 million;

•	Expanded our borrowing base under our amended and restated credit facility from $160.0 million, at December 31, 2016, to $250.0 million, at June 30, 2017;

•	Cash flow from operating activities of $60.0 million increased from $1.3 million for the same period of 2016;

•	Recorded a $43.6 million gain on commodity derivative instruments compared to a $9.9 million loss from the same period in 2016; and

•	Incurred equity-based compensation expense of $419.7 million, all of which was noncash except for $14.7 million related to an advance made in April 2016.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. For the six months ended June 30, 2017, our production revenues were derived 92% from oil sales, 3% from natural gas sales and 5% from NGL sales. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

Increases or decreases in our revenue, profitability and future production growth are highly dependent on the commodity prices we receive. Oil, natural gas and NGL prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality and geopolitical and economic factors.

The following table presents our average realized commodity prices, the effects of derivative settlements on our realized prices, and certain major U.S. index prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Crude Oil (per Bbl):
Average NYMEX price	$48.10	$45.46	$49.85	$39.55
Realized price, before the effects of derivative settlements	$44.84	$42.44	$46.67	$37.03
Realized price, after the effects of derivative settlements	$46.29	$40.46	$46.95	$35.90
Natural Gas (per Mcf):
Average NYMEX price	$3.08	$2.15	$3.05	$2.07
Realized price	$2.56	$1.91	$2.53	$1.85
NGLs (per Bbl):
Average realized NGL price	$19.00	$15.50	$19.56	$14.01

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

Production Results

The following table presents production volumes for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil (MBbls)	1,079	415	1,824	726
Natural gas (MMcf)	719	230	1,088	388
NGLs (MBbls)	140	50	214	86
Total (MBoe)	1,339	503	2,220	877
Average net daily production (Boe/d)	14,714	5,530	12,263	4,816

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

Derivative Activity

Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. As of June 30, 2017, we had entered into derivative oil swap contracts covering periods from July 1, 2017 through December 31, 2019 for approximately 6.3 MMbls of our projected oil production at a weighted average WTI oil price of $53.05 per barrel. We also have basis differential contracts between Midland, TX and Cushing, OK for the periods from January 1, 2018 through December 31, 2019 covering 3.3 MMbls at a weighted average basis differential of $(1.18) per barrel. These derivative instruments allow us to reduce, but not eliminate, the potential variability in cash flow from operations due to fluctuations in oil prices. This will provide increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil prices and may partially limit our potential gains from future increases in prices. In the future, we may seek to hedge price risk associated with our natural gas and NGL production. See “Item 3—Quantitative and Qualitative Disclosure About Market Risk—Commodity Price Risk” for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.

Results of Operations

Comparison of the three months ended June 30, 2017 versus June 30, 2016

Oil and Natural Gas Revenues.    The following table provides the components of our production revenues for the three months ended June 30, 2017 and 2016, as well as each period’s respective average prices and production volumes:

	Three Months Ended June 30,
(in thousands or as indicated)	2017	2016	Change	% Change
Production Revenues:
Oil sales	$48,388	$17,609	$30,779	175%
Natural gas sales	1,841	439	1,402	319%
NGL sales	2,663	776	1,887	243%
Total production revenues	$52,892	$18,824	$34,068	181%
Average sales price(1):
Oil (per Bbl)	$44.84	$42.44	$2.40	6%
Natural gas (per Mcf)	$2.56	$1.91	$0.65	34%
NGLs (per Bbl)	$19.00	$15.50	$3.50	23%
Total (per Boe)	$39.50	$37.40	$2.10	6%
Production volumes:
Oil (MBbls)	1,079	415	664	160%
Natural gas (MMcf)	719	230	489	212%
NGLs (MBbls)	140	50	90	180%
Total (MBoe)	1,339	503	836	166%
Average daily production volume:
Oil (Bbls/d)	11,858	4,559	7,299	160%
Natural gas (Mcf/d)	7,896	2,527	5,369	212%
NGLs (Bbls/d)	1,540	550	990	180%
Total (Boe/d)	14,714	5,530	9,184	166%

(1)	Average prices shown in the table reflect prices before the effects of our realized commodity derivative transactions.

As reflected in the table above, our total production revenue for the three months ended June 30, 2017 was 181%, or $34.1 million, higher than that of the same period from 2016. The increase is primarily due to higher sales volumes, along with higher realized commodity prices during the three months ended June 30, 2017. Our aggregate production volumes in the three months ended June 30, 2017 were 1,339 MBoe, comprised of 81% oil, 9% natural gas and 10% NGLs. This represents an increase of 166% over the aggregate production volumes from the three months ended June 30, 2016, of 503 MBoe.

Increased production volumes accounted for an approximate $30.5 million increase in quarter-over-quarter production revenues, while increases in our total average sales prices accounted for an approximate $3.5 million increase in production revenues for the same period. Production increases are largely related to our active drilling program over the last 12 months.

During the three months ended June 30, 2017, oil revenues increased 175%, or $30.8 million, due to a 160% increase in production volumes and a 6% increase in the average realized price when compared to the same period from the prior year. Natural gas revenues increased 319% to $1.8 million during the three months ended June 30, 2017 from $0.4 million during the three months ended June 30, 2016. The increase is attributable to a 212% increase in volumes and a 34% increase in the average sales price. During the three months ended June 30, 2017, NGL revenues increased 243%, or $1.9 million, due to a 180% increase in sales volumes and a 23% increase in the average realized price.

Other operating revenues relate to sales of fresh water and water disposal services to third parties. During the three months ended June 30, 2017 and 2016, we recognized other operating revenues of $0.2 million and $0.5 million, respectively.

Operating Expenses.    We present per-Boe information because we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis.

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended June 30,				Per Boe
(in thousands, except per Boe)	2017	2016	Change	% Change	2017	2016
Lease operating expenses	$3,890	$1,173	$2,717	232%	$2.90	$2.33
Gathering and transportation expenses	655	218	437	200%	$0.49	$0.43
Production and ad valorem taxes	3,537	1,131	2,406	213%	$2.64	$2.25
Exploration	2	1,192	(1,190)	(100)%	$—	$2.37
Depletion, depreciation, amortization and accretion	22,311	9,566	12,745	133%	$16.66	$19.01
Impairment of unproved oil and natural gas properties	101	64	37	58%	NM	NM
Other operating expenses	47	214	(167)	(78)%	$0.04	$0.43
General and administrative (before equity-based compensation)	7,445	2,171	5,274	243%	$5.56	$4.31
Total operating expenses (before equity-based compensation)	37,988	15,729	22,259	142%	$28.37	$31.25
Equity-based compensation	10,775	—	10,775
Total operating expenses	$48,763	$15,729	$33,034
NM—Not meaningful.

Lease Operating Expenses.    Our lease operating expense (“LOE”) varies in conjunction with our level of production, the timing of our workover expenses and variations in industry activity that cause fluctuations in service provider costs. LOE increased to $3.9 million in the three months ended June 30, 2017, compared to $1.2 million for the same period of 2016. The increase in LOE is generally associated with our increased level of production and well counts between periods, including costs for contract labor, equipment repair and maintenance, chemicals and electricity.  LOE per Boe increased 24% between periods to $2.90 for the three months ended June 30, 2017, primarily because of the timing of workovers and other repairs, as well as the hiring of additional operating staff to handle our increasing well count.

Gathering and Transportation Expenses.    Gathering and transportation expenses increased $0.4 million during the three months ended June 30, 2017, compared to the same period of 2016, primarily due to increased production over the same period. In addition, we experienced a slight increase in our per unit gathering and transportation expense. The period over period increase in our per unit gathering and transportation expense is due to a shift away from marketing our natural gas under percent-of-proceeds contracts toward marketing a larger portion of our natural gas under fixed fee contracts. Under percent-of-proceeds contracts, we receive a percentage of the total proceeds received by the marketer, which is net of gathering and transportation costs. Conversely, under our fixed fee natural gas marketing contracts, our gas sales revenue is determined after transporting gas to a downstream sales point and we are separately charged for the associated gathering and transportation costs.

Production and Ad Valorem Taxes.    Production and ad valorem taxes increased 213% between the three months ended June 30, 2017 and 2016, from $1.1 million in 2016 to $3.5 million in 2017. The increase in production taxes is due to an increase in revenues, and the increase in ad valorem taxes is primarily due to the addition of several new high-volume wells.

Exploration.    Exploration expense decreased $1.2 million from June 30, 2016 to June 30, 2017, due to exploratory dry hole costs of $1.2 million recorded in the three months ended June 30, 2016, which related to an unproductive vertical test well drilled to a shallow horizon.

Depletion, Depreciation, Amortization and Accretion.    Depletion, depreciation, amortization and accretion (“DD&A”) expense increased $12.7 million, or 133%, during the three months ended June 30, 2017 compared to the same period of 2016. The increase in DD&A expense was largely due to an increase in production, partially offset by a decrease in our DD&A rate. Our DD&A rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The DD&A rate per Boe decreased 12% to $16.66 per Boe, compared to $19.01 per Boe in the three months ended June 30, 2016. The decrease in our DD&A rate was largely due to an increase in reserve volumes due to continued successful drilling activities, partly offset by an increase in capitalized costs in proved property related to those drilling activities.

Impairment of Unproved Oil and Natural Gas Properties.    During the three months ended June 30, 2017 and 2016, we incurred $0.1 million of impairment costs related to the expiration of certain leases on unproved properties. No impairments were recorded on proved properties in either period of 2017 or 2016.

Other Operating Expenses.    Other operating expenses decreased $0.2 million from the three months ended June 30, 2016 compared to the same period of 2017. We incurred $19 thousand of other operating expenses in the three months ended June 30, 2017, due to sales of fresh water and water disposal to third parties. During the same period of 2016, we incurred other operating expenses of $0.2 million primarily due to a rig termination fee.

General and Administrative and equity-based compensation.    G&A (excluding equity-based compensation) increased 243% to $7.4 million for the three months ended June 30, 2017, from $2.2 million for the same period of 2016. The increase is primarily due to a $4.4 million increase in costs related to salaries, employee benefits, contract personnel and other general business expenses required to support the growth of our capital expenditure program and production levels. The number of our full-time employees grew from 27 at June 30, 2016 to 52 at June 30, 2017. Additionally, we incurred $0.3 million in higher audit, tax and legal fees, which generally increased since we became a public company.

Equity-based compensation expense for the three months ended June 30, 2017 was $10.8 million, of which $9.9 million related to the common stock transferred to Management Holdco, which is subject to the terms of the Management Holdco LLC Agreement. We also granted RSUs and PSUs during the quarter, for which we recognized $0.5 million and $0.3 million, respectively. Please refer to Note 6, Equity-based Compensation, for additional information on equity-based compensation.

Other Income and Expense.    The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2017	2016	Change	% Change
Gain (loss) on commodity derivatives	$26,573	$(8,877)	$35,450	NM
Interest expense, net	(432)	(479)	47	(10)%
Other, net	243	—	243	NM
Total other income (expense)	$26,384	$(9,356)	$35,740	(382)%
NM—Not meaningful.

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

The following table sets forth the net gain (loss) from settlements and changes in the fair value of our derivative contracts, as well as the net cash settlements (received) paid for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
(in thousands)	2017	2016
Gain (loss) on derivatives instruments, net	$26,573	$(8,877)
Cash settlements of derivatives (received) paid, net	$(1,567)	$822

Interest Expense, net.    Interest expense relates to interest on our credit facility and amortization of financing costs on this facility, net of capitalized interest. During the three months ended June 30, 2017 and 2016, we recorded $0.4 million and $0.5 million, respectively, of interest expense, net of capitalized interest, related to borrowings on our credit facility. Interest expense includes interest paid on the outstanding balance of the credit facility, commitment fees paid on the unused borrowing base, and amortization of debt issuance costs. The decrease in interest expense from the three months ended June 30, 2016 to the same period of 2017 primarily relates to a decrease in interest expense, as we did not have any borrowings during the second quarter of 2017. This was partially offset by increased commitment fees due to a higher borrowing base, and higher amortization of debt issuance costs related to additional financing costs incurred throughout 2016 related to borrowing base increases.

Comparison of the six months ended June 30, 2017 versus June 30, 2016

Oil and Natural Gas Revenues.    The following table provides the components of our production revenues for the six months ended June 30, 2017 and 2016, as well as each period’s respective average prices and production volumes:

	Six Months Ended June 30,
(in thousands or as indicated)	2017	2016	Change	% Change
Production Revenues:
Oil sales	$85,153	$26,883	$58,270	217%
Natural gas sales	2,758	719	2,039	284%
NGL sales	4,181	1,204	2,977	247%
Total production revenues	$92,092	$28,806	$63,286	220%
Average sales price(1):
Oil (per Bbl)	$46.67	$37.03	$9.64	26%
Natural gas (per Mcf)	$2.53	$1.85	$0.68	37%
NGLs (per Bbl)	$19.56	$14.01	$5.55	40%
Total (per Boe)	$41.49	$32.86	$8.63	26%
Production volumes:
Oil (MBbls)	1,824	726	1,098	151%
Natural gas (MMcf)	1,088	388	700	180%
NGLs (MBbls)	214	86	128	149%
Total (MBoe)	2,220	877	1,343	153%
Average daily production volume:
Oil (Bbls/d)	10,080	3,989	6,091	153%
Natural gas (Mcf/d)	6,013	2,131	3,882	182%
NGLs (Bbls/d)	1,181	472	709	150%
Total (Boe/d)	12,263	4,816	7,447	155%

(1)	Average prices shown in the table reflect prices before the effects of our realized commodity derivative transactions.

As reflected in the table above, our total production revenue for the first six months of 2017 was 220%, or $63.3 million, higher than that of the same period from 2016. The increase is primarily due to higher sales volumes, along with higher realized commodity prices during the first six months of 2017. Our aggregate production volumes in the first six months of 2017 were 2,220 MBoe, comprised of 82% oil, 8% natural gas and 10% NGLs. This represents an increase of 153% over the first six months of 2016 aggregate production volumes of 877 MBoe.

Increased production volumes accounted for an approximate $43.8 million increase in year-over-year production revenues, while increases in our total average sales prices accounted for an approximate $19.5 million increase in production revenues for the same period. Production increases are largely related to our active drilling program over the last 12 months.

During the six months ended June 30, 2017, oil revenues increased 217%, or $58.3 million, due to a 151% increase in production volumes and a 26% increase in the average realized price when compared to the same period from the prior year. Natural gas revenues increased 284% to $2.8 million during the six months ended June 30, 2017 from $0.7 million during the six months ended June 30, 2016. The increase is attributable to a 180% increase in volumes and a 37% increase in the average sales price. During the first six months of 2017, NGL revenues increased 247%, or $3.0 million, due to a 149% increase in sales volumes and a 40% increase in the average realized price.

Other operating revenues relate to sales of fresh water and water disposal services to third parties. During the first six months of 2017 and 2016, we recognized other operating revenues of $0.3 million and $0.8 million, respectively.

Operating Expenses.    We present per-Boe information because we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis.

The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,				Per Boe
(in thousands, except per Boe)	2017	2016	Change	% Change	2017	2016
Lease operating expenses	$5,500	$2,969	$2,531	85%	$2.48	$3.39
Gathering and transportation expenses	1,047	368	679	185%	$0.47	$0.42
Production and ad valorem taxes	6,177	1,832	4,345	237%	$2.78	$2.09
Exploration	8	2,474	(2,466)	(100)%	$—	$2.82
Depletion, depreciation, amortization and accretion	36,373	18,278	18,095	99%	$16.39	$20.85
Impairment of unproved oil and natural gas properties	108	310	(202)	(65)%	NM	NM
Other operating expenses	182	398	(216)	(54)%	$0.08	$0.46
General and administrative (before equity-based compensation)	12,032	5,503	6,529	119%	$5.42	$6.28
Total operating expenses (before equity-based compensation)	61,427	32,132	29,295	91%	$27.68	$36.66
Equity-based compensation	419,739	—	419,739
Total operating expenses	$481,166	$32,132	$449,034
NM—Not meaningful.

Lease Operating Expenses.    Our LOE varies in conjunction with our level of production, the timing of our workover expenses and variations in industry activity that cause fluctuations in service provider costs. LOE increased 85% to $5.5 million in the first six months of 2017, compared to $3.0 million for the same period of 2016. The increase largely relates to higher costs for equipment repair and maintenance, contract labor, chemicals, electricity, water disposal and equipment rental, all of which generally correspond to our increased production and well counts between periods.  LOE per Boe decreased 27% between periods to $2.48 for the six months ended June 30, 2017, primarily due to the 153% increase in production between those two periods, largely coming from the addition of high-producing, low-operating cost wells.

Gathering and Transportation Expenses.    Gathering and transportation expenses increased $0.7 million through the first six months of 2017 compared to the same period of 2016 primarily due to increased production. In addition, we experienced a slight increase in our per unit gathering and transportation expense. The period over period increase in our per unit gathering and transportation expense is due to a shift away from marketing our natural gas under percent-of-proceeds contracts toward marketing a larger portion of our natural gas under fixed fee contracts. Under percent-of-proceeds contracts, we receive a percentage of the total proceeds received by the marketer, which is net of gathering and transportation costs. Conversely, under our fixed fee natural gas marketing contracts, our gas sales revenue is determined after transporting gas to a downstream sales point and we are separately charged for the associated gathering and transportation costs.

Production and Ad Valorem Taxes.    Production and ad valorem taxes increased 237% between the six months ended June 30, 2017 and 2016, from $1.8 million in 2016 to $6.2 million in 2017. The increase in production taxes is due to an increase in revenues, and the increase in ad valorem taxes relates to the addition of several new high-volume wells.

Exploration.    The $2.5 million decrease in exploration expense between the six months ended June 30, 2017 and 2016, is due to decreases in delay rentals on certain unproved properties of $1.3 million, as well as exploratory dry hole costs of $1.2 million incurred in 2016. The exploratory dry hole costs related to an unproductive vertical test well drilled to a shallow horizon.

Depletion, Depreciation, Amortization and Accretion.    DD&A expense increased $18.1 million, or 99%, through the first six months of 2017 compared to the same period of 2016. The increase in DD&A expense was largely due to an increase in production, partially offset by a decrease in our DD&A rate. Our DD&A rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The DD&A rate per Boe decreased 21% to $16.39 per Boe, compared to $20.85 per Boe in the first six months of 2016. The decrease in our DD&A rate was largely due to an increase in reserve volumes due to continued successful drilling activities, whereas the rate of increase in capitalized costs related to those drilling activities was lower than the rate of reserve increase.

Impairment of Unproved Oil and Natural Gas Properties.    During the first six months of 2017, we incurred $0.1 million of impairment costs related to the expiration of certain leases on unproved properties. During the same period in 2016, we recorded $0.3 million of impairment expense related to the expiration of certain leases on unproved properties. No impairments were recorded on proved properties in either period of 2017 or 2016.

Other Operating Expenses.    Other operating expenses decreased $0.2 million from the first six months of 2016 compared to the same period of 2017. We incurred $0.2 million of other operating expenses in the first six months of 2017 primarily due to sales of fresh water and water disposal to third parties. During the first six months of 2016, we incurred other operating expenses of $0.4 million due to rig termination fees of $0.2 million and $0.2 million of water sales costs.

General and Administrative and equity-based compensation.    G&A (excluding equity-based compensation) increased 119% to $12.0 million for the six months ended June 30, 2017, from $5.5 million for the same period of 2016. The increase is primarily due to a $5.3 million increase in costs related to salaries, employee benefits, contract personnel and other general business expenses required to support the growth of our capital expenditure program and production levels. The number of our full-time employees increased from 23 at January 1, 2016 to 52 at June 30, 2017. Additionally, we incurred $0.6 million in higher audit, tax and legal fees, which increase is largely driven from expenses as a result of becoming a publicly traded company.

Equity-based compensation expense in the first six months of 2017 was $419.7 million, as summarized in the table below:

(in thousands)
Incentive unit awards	$418,893
Restricted stock unit awards	507
Performance stock unit awards	339
Total equity-based compensation expense	$419,739

The equity-based compensation expense for the incentive unit awards relates to the common stock transferred to Management Holdco, which is subject to the terms of the Management Holdco LLC Agreement, and includes approximately $379.0 million of equity-based compensation expense relative to the common stock issued to MIU holders that vested upon the IPO. Also included in the $418.9 million is an additional $22.2 million of equity-based compensation recognized during the first quarter of 2017 related to incentive unit awards, which were modified in conjunction with a March 2017 separation agreement of a former executive officer. The RSUs and PSUs were granted during the second quarter of 2017. We expect to recognize additional noncash compensation expense of approximately $100.5 million over approximately 2.6 years for the incentive unit awards, and $9.5 million over approximately 2.5 years for the RSUs and PSUs.

Other Income and Expense.    The following table summarizes our other income and expenses for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2017	2016	Change	% Change
Gain (loss) on commodity derivatives	$43,615	$(9,936)	$53,551	NM
Interest expense, net	(1,143)	(712)	(431)	61%
Other, net	414	—	414	NM
Total other income (expense)	$42,886	$(10,648)	$53,534	(503)%
NM—Not meaningful.

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

The following table sets forth the net gain (loss) from settlements and changes in the fair value of our derivative contracts, as well as the net cash settlements (received) paid for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
(in thousands)	2017	2016
Gain (loss) on derivatives instruments, net	$43,615	$(9,936)
Cash settlements of derivatives (received) paid, net	$(496)	$822

Interest Expense, net.    Interest expense relates to interest on our credit facility and amortization of financing costs on this facility, net of capitalized interest. During the first six months of 2017 and 2016, we recorded $1.1 million and $0.7 million, respectively, of interest expense, net of capitalized interest, related to borrowings on our credit facility. Interest expense includes interest paid on the outstanding balance of the credit facility, commitment fees paid on the unused borrowing base, and amortization of debt issuance costs. The terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. The increased interest expense primarily relates to higher interest paid, as our maximum outstanding balance during the first six months of 2017 was $142.0 million, which we repaid in full with a portion of the proceeds of the IPO, compared to a maximum outstanding of $60.0 million during the first six months of 2016. We also had increased commitment fees due to a higher borrowing base, and higher amortization of debt issuance costs related to additional financing costs incurred throughout 2016 related to borrowing base increases.

Liquidity and Capital Resources

Historically, our predecessor’s primary sources of liquidity were capital contributions from our equity owners, borrowings under our predecessor’s credit facility and cash flows from operations. During the first six months of 2017, our primary sources of liquidity were the proceeds from the IPO of $397.0 million, and cash flows from operations of $60.0 million. Historically, our predecessor’s and our primary use of cash has been for the development and acquisition of oil, natural gas and NGL properties, as well as for development of water sourcing and disposal infrastructure. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements. Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

Capital Expenditures

Capital expenditures for oil and gas acquisitions, exploration, development and infrastructure activities are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Acquisitions
Proved properties	$—	$—	$—	$—
Unproved properties(1)	25,709	13,255	48,519	23,651
Development costs	148,906	18,481	240,187	45,806
Infrastructure costs	9,821	1,307	18,192	3,355
Exploration costs	2	37	8	1,585
Total oil and gas capital expenditures	$184,438	$33,080	$306,906	$74,397

(1)	Relates to acquisition of undeveloped leaseholds and oil and natural gas mineral interest leasing activity.

For the six months ended June 30, 2017 and 2016, our capital expenditures have been focused on the development of our properties in the Southern Delaware Basin. As of June 30, 2017, we had approximately 78,300 gross (70,400 net) acres.

The following table reflects wells that began producing in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross wells
Operated	14	2	21	4
Non-operated	2	—	2	—
	16	2	23	4
Net wells
Operated	13.8	2.0	20.7	3.9
Non-operated	0.5	—	0.5	—
	14.3	2.0	21.2	3.9

At June 30, 2017, we were in the process of drilling four gross (4.0 net) wells and had eight gross (7.1 net) wells waiting on completion, including four gross (3.5 net) wells that were in process of being completed.

2017 Capital Budget

Our 2017 capital budget for development of oil and gas properties and infrastructure is as follows:

(in millions)
Drilling and completion	$510.0	—	$550.0
Water infrastructure	15.0	—	20.0
Total	$525.0	—	$570.0

Our 2017 capital budget excludes potential leasehold and/or surface acreage additions. Based on our 2017 capital budget, we anticipate that we will spud approximately 54 to 58 gross operated wells, and approximately 11 to 15 gross non-operated wells. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and additional borrowing capacity under our credit facility to execute our planned 2017 capital program. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. If we require additional capital funding for capital expenditures, acquisitions or other reasons, we may seek such capital through borrowings under our credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and development of oil and natural gas activities, changes in our hedging activities and changes in our cash and cash equivalents. At June 30, 2017, our working capital was a surplus of $20.0 million, compared to a deficit of $31.0 million at December 31, 2016.

We may incur additional working capital deficits in the future due to liabilities that accrue related to our drilling program. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents balance totaled approximately $87.0 million and $11.7 million at June 30, 2017 and December 31, 2016, respectively. We expect that our existing cash balances, cash flows from operating activities and availability under our credit facility will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, and commodity prices for our oil and natural gas production will be the largest variables affecting our working capital.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$60,005	$1,304
Net cash used in investing activities	$(249,636)	$(79,780)
Net cash provided by financing activities	$264,900	$70,804

Operating Activities.    Net cash provided by operating activities is primarily affected by the price of oil, natural gas and NGLs, production volumes and changes in working capital. For the first six months of 2017 compared to 2016, the $58.7 million increase in net cash provided by operating activities primarily resulted from a period-over-period increase in revenues. This was partially offset by higher operating costs primarily due to increased production.

Investing Activities.    For the first six months of 2017, net cash flow used in investing activities was $249.6 million, an increase of $169.9 million, or 213%, from $79.8 million for the same period of 2016. In the first six months of 2017, net cash used for investing activities included investments in developing our acreage of $195.2 million and leasehold and acquisition costs of $53.0 million. In the first six months of 2016, net cash used for investing activities included $54.2 million and $23.9 million for the development and acquisition of oil and natural gas properties, respectively.

Financing Activities.    Net cash provided by financing activities during the first six months of 2017 was primarily due to $398.4 million of net proceeds from the sale of common stock in the IPO, which was partially offset by a net repayment on our credit facility of $132.0 million. Net cash provided by financing activities in 2016 included $31.5 million of cash provided by equity issuances and $40.0 million of borrowings under our credit facility.

Credit Facility

On June 19, 2015, our predecessor entered into a credit agreement that provided for a senior secured revolving credit facility with an aggregate commitment of $500.0 million (subject to the then-effective borrowing base). In January 2017, the borrowing base increased to $180.0 million. In connection with the IPO, we, as parent guarantor, and our predecessor, as borrower, entered into an amended and restated credit facility. The amended and restated credit facility matures on February 1, 2022. After giving effect to such amendment and restatement, the aggregate principal commitment increased to $1.0 billion and the borrowing base under the amended and restated credit facility remained at $180.0 million. Also in connection with the IPO, we fully repaid the outstanding borrowings under the credit facility of $142.0 million. In April 2017, the borrowing base was increased to $250.0 million, which as of the date of this filing remains undrawn.

The amount available to be borrowed under our amended and restated credit facility is subject to a borrowing base that is redetermined semiannually by each April 1 and October 1 by the lenders at their sole discretion. Additionally, at our option, we may request up to two additional redeterminations per year, to be effective on or about January 1 and July 1, respectively. The borrowing base depends on, among other things, the volumes of our proved reserves and estimated cash flows from these reserves and our commodity hedge positions as well as any other outstanding debt. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, we could be required to immediately repay a portion of the debt outstanding under our credit agreement. The most recent redetermination was completed in April 2017 and resulted in the increase of the borrowing base to $250.0 million.

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

At June 30, 2017, our credit agreement also requires us to maintain compliance with the following financial ratios:

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

As of June 30, 2017, we were in compliance with all financial covenants.

The amended and restated credit facility permits us to hedge up to the greater of 85% of proved reserves and 75% of our reasonably anticipated production for up to 24 months in the future, and up to the greater of 75% of our proved reserves and 50% of our reasonably anticipated production for 25 to 60 months in the future, provided that no hedges may have a term beyond five years.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2017 is provided in the following table:

	Remainder	Payments Due by Period for the Year Ending December 31,
(in thousands)	of 2017	2018	2019	2020	2021	2022	Thereafter	Total
Credit facility(1)	$—	$—	$—	$—	$—	$—	$—	$—
Operating leases(2)	564	1,535	1,286	1,513	1,534	1,551	8,962	16,945
Service and purchase contracts(3)	553	9	1	—	—	—	—	563
Rig contracts(4)	7,938	2,508	—	—	—	—	—	10,446
Frac fleet contracts(5)	25,350	73,200	—	—	—	—	—	98,550
Total	$34,405	$77,252	$1,287	$1,513	$1,534	$1,551	$8,962	$126,504

(1)
This table does not include future commitment fees, amortization of deferred financing costs, interest expense or other fees on our credit facility because obligations thereunder are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. As of June 30, 2017, we had nothing outstanding under our amended and restated credit facility and $250.0 million of borrowing capacity available.

(2)	Primarily relates to the lease of our corporate offices.

(3)	Primarily relates to our obligation to purchase lease automatic custody transfer units in conjunction with oil gathering for current and future wells.

(4)
Relates to five drilling rig contracts as of June 30, 2017. If we were to terminate these contracts at June 30, 2017, we would be required to pay early termination penalties of approximately $5.5 million.

(5)
Relates to three frac fleets under contract at June 30, 2017. The majority of the contracts allow for reassignment of the frac fleets if we were to terminate their services prior to the end of the contract, at which point we would not be required to pay termination fees. However, if the fleets were not able to be reassigned, we would be required to pay termination fees of $73.0 million as of June 30, 2017.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2017. Please read Note 10, Commitments and Contingencies, included in the notes to our consolidated and combined financial statements included in this Quarterly Report on Form 10-Q, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates, as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

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

For the six months ended June 30, 2017, oil sales contributed 92% of our total production revenue, while natural gas sales contributed 3% and NGL sales contributed 5%. A $1.00 per barrel change in our realized oil price would have resulted in a $1.8 million change in oil revenues through the six months ended June 30, 2017. A $0.10 per Mcf change in our realized natural gas price would have resulted in a $0.1 million change in our natural gas revenues for the six months ended June 30, 2017. A $1.00 per barrel change in NGL prices would have changed NGL revenue by $0.2 million for the six months ended June 30, 2017. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

Due to this volatility, we use commodity derivative instruments such as swaps, basis swaps and collars to hedge price risk associated with our oil production. These hedging instruments allow us to reduce, but not eliminate, the potential variability in cash flow from operations due to fluctuations in oil prices. This provides increased certainty of cash flows for funding our development program and debt service requirements. These instruments provide only partial price protection against declines in oil prices and may partially limit our potential gains from future increases in prices. We may seek to hedge price risk associated with our natural gas and NGL production in the future.

Under our credit agreement as of June 30, 2017, we are permitted to hedge up to the greater of 85% of our proved reserves and 75% of our reasonably anticipated production for up to 24 months in the future, and up to the greater of 75% of our proved reserves and 50% of our reasonably anticipated production for 25 to 60 months in the future, provided that no hedges may have a term beyond five years from the contract date.

At June 30, 2017, we had a net asset position of $30.3 million related to our oil derivatives in place for the years 2017 through 2019. Based on our open oil derivative positions at June 30, 2017, a 10% increase in the NYMEX WTI price would decrease our net oil derivative asset by approximately $29.4 million. Conversely, a 10% decrease in the NYMEX WTI price would increase our net oil derivative asset by approximately $29.4 million.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our credit facility. The terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. At June 30, 2017, however, we had no debt outstanding under our credit facility, and therefore an increase in interest rates would not result in increased interest expense until such time that we determine to make borrowings under our credit facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

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

Recent sales of unregistered securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

The following table summarizes the repurchase of our common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	7,091	$12.44	—	—
May 1, 2017 - May 31, 2017	—	$—	—	—
June 1, 2017 - June 30, 2017	—	$—	—	—
Total	7,091	$12.44	—	—

(1)	Shares purchased represent shares of our common stock transferred to us to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

JAGGED PEAK ENERGY INC.
Date:	August 9, 2017	By:	/s/ JOSEPH N. JAGGERS
			Name:	Joseph N. Jaggers
			Title:	Chairman, Chief Executive Officer and President

Date:	August 9, 2017	By:	/s/ ROBERT W. HOWARD
			Name:	Robert W. Howard
			Title:	Executive Vice President, Chief Financial Officer

Date:	August 9, 2017	By:	/s/ SHONN D. STAHLECKER
			Name:	Shonn D. Stahlecker
			Title:	Controller

Exhibit Index

Exhibit Number	Description of Exhibit
*10.1†	Executive Severance Plan.
*10.2†	Form of Employment Letter Agreement.
10.3†	Form of Director Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.4†	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.5†	Form of Employee Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.6†	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.7†	Form of Employee Notice of Grant of Performance Stock Units (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.8†	Form of Employee Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.9†	Form of Series B Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
*31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
**32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.