Form 10-K
period 2017-12-31
Jagged Peak Energy Inc.
filed 2018-03-23
CIK 1685715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37995
Jagged Peak Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-3943703 (IRS Employer Identification Number)
1401 Lawrence St., Suite 1800 Denver, Colorado 80202
(Address, including zip code, of registrant’s principal executive offices)
(720) 215-3700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was approximately $621,362,774. This amount is based on the closing price of the registrant’s common stock on the New York Stock Exchange on that date. Shares of common stock held by executive officers and directors of the registrant and holders of 10% or more of the outstanding common stock of the registrant have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 213,126,310 shares of common stock outstanding at March 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Ethane rejection. Ethane rejection occurs when ethane is left in the wellhead gas stream when the gas is processed, rather than being extracted and sold as a liquid after fractionation.  When ethane is left in the gas stream, the Btu content of the residue gas sold is higher and marginally increases the realized price of residue gas; conversely, the volumes of NGLs sold are lower and the average realized price for NGLs sold is higher, as ethane is typically the lowest priced component of NGLs sold.  Producers generally elect to “reject” ethane when the price received for the ethane in the gas stream is greater than the net price received for the ethane being sold as a liquid after fractionation.

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

Recompletion.    The completion for production of an existing wellbore in another formation, or other zones within the same formation, from which the well has been previously completed.

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

Standardized measure.    Discounted future net cash flows estimated by applying the average price for the last 12 months to the estimated future production of year end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the oil and natural gas properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Form 10-K includes “forward-looking statements.” All statements, other than statements of historical fact included in or incorporated by reference into this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Forward-looking statements include statements about:

•	our business strategy;

•	our reserves;

•	our drilling prospects, inventories, projects and programs;

•	our intention to replace the reserves we produce through drilling and property acquisitions;

•
our financial strategy, liquidity and capital required for our drilling program and our expectation that our cash flows from operating activities, access to capital markets and availability under our credit facility will be sufficient to fund our working capital needs;

•	our expected pricing and realized oil, natural gas and NGL prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our future drilling plans, including the number of wells anticipated to be spud in 2018 and wells anticipated to be completed and brought online in 2018, and anticipated well economics;

•	our future drilling locations and zones and growth opportunities;

•	our expected use of longer laterals, pad drilling, shared facilities and zipper fracs to improve our well economics;

•	government regulations and our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	our hedging strategy and results;

•	general economic conditions;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this annual report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

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

•
the date on which we become a “large accelerated filer” (the fiscal year end on which the total market value of our common equity securities held by non-affiliates is $700 million or more measured as of June 30);

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
General

Jagged Peak Energy Inc., a Delaware corporation, is an independent oil and natural gas exploration and production company with operations in the southern Delaware Basin; the Delaware Basin is a sub-basin of the Permian Basin of West Texas. Throughout this Form 10-K, references to “Jagged Peak,” the “Company,” “we,” “us” and “our” refer to Jagged Peak Energy Inc. and its subsidiaries, after the initial public offering of Jagged Peak (the “IPO”) and, prior to the IPO, to Jagged Peak Energy LLC (“JPE LLC”).

JPE LLC, a Delaware limited liability company, was formed in April 2013 by an affiliate of Quantum Energy Partners (“Quantum”) and certain members of our management team. Jagged Peak was formed and incorporated in the state of Delaware in September 2016. In January 2017, pursuant to a corporate reorganization completed in connection with the IPO, JPE LLC became a wholly-owned subsidiary of Jagged Peak (the “corporate reorganization”).

Business Overview

We are an independent oil and natural gas company focused on the acquisition and development of unconventional oil and associated liquids-rich natural gas reserves in the southern Delaware Basin. We are focused on increasing stockholder value by (i) growing production and reserves through the development of our multi-year inventory, (ii) expanding and improving the resource potential of our existing acreage position, (iii) growing our acreage position through acquisitions and leasing efforts and (iv) balancing the long-term development of our assets with a focus on generating attractive corporate-level returns.

The following table summarizes information regarding our operations as of December 31, 2017:

Area	Estimated Proved Reserves (MBoe)	% Oil	Total Net Acres	Gross Operated Potential Drilling Locations	Avg Lateral Length (feet)	2017 Avg Daily Production (Boe/d)
Southern Delaware Basin	82,358	79%	75,200	2,083	9,094	16,974

During 2017, our average daily production of 16,974 Boe/d averaged 80% oil, 10% NGLs and 10% natural gas.

Our Properties and Operations

Our acreage is located on large, contiguous blocks in the adjacent West Texas counties of Winkler, Ward, Reeves and Pecos, with significant original oil-in-place within multiple stacked hydrocarbon-bearing formations. As of December 31, 2017, we operated approximately 97% of our net acreage and held an average 86% working interest in approximately 87,600 gross (75,200 net) acres. This operational control gives us flexibility in development strategy and pace. Our development drilling plan is comprised exclusively of horizontal drilling with an ongoing focus on reducing drilling times, optimizing completions and reducing costs. We expect that further optimization in the field, which may include increased drilling of longer laterals, pad drilling, shared facilities and zipper fracs (i.e. fracturing adjacent wells in parallel, with one or more wells holding frac pressure while the adjacent well is fractured) will continue to improve our well economics.

We divide our current area of operation within the southern Delaware Basin into three distinct project areas: Cochise, Whiskey River and Big Tex. The Cochise project area lies in the northern part of our acreage position and straddles Ward and Winkler Counties. Whiskey River is in the central part of our overall leasehold position and primarily lies just west of the junction between Ward, Reeves and Pecos Counties in Texas. The Whiskey River project area also includes a leasehold block informally named County Line, which is in northern Pecos County, just south of the majority of the Whiskey River leasehold. The Big Tex project area is our southernmost leasehold position and lies in northern Pecos County.

The following table summarizes our approximate acreage by project area as of December 31, 2017:

	Acreage
Project Area:	Gross	Net
Cochise	13,300	12,900
Whiskey River	42,200	36,000
Big Tex	32,100	26,300
Total	87,600	75,200

Through December 31, 2017, we have drilled, completed and are producing from 67 gross (64.5 net) wells operated horizontal wells in eight distinct targets: 2nd Bone Spring, 3rd Bone Spring, Upper Wolfcamp A, Lower Wolfcamp A, Upper Wolfcamp B, Lower Wolfcamp B, Wolfcamp C and Woodford. Other operators have maintained active drilling and completion operations on acreage offsetting our acreage position. We continue to monitor this offset activity, especially with respect to downspacing pilots, and will adjust our future development plans to allow for the optimal development of our acreage position. We also believe significant additional development opportunities exist on portions of our acreage in the Brushy Canyon, Avalon Shale, 1st Bone Spring and Pennsylvanian aged formations.

Our contiguous acreage position enables the drilling of long laterals, resulting in significant drilling efficiencies that enhance the economic development of our acreage position. Of our 2,083 gross horizontal drilling locations as of December 31, 2017, 87% are classified as long or extra-long. We consider laterals of 5,640 feet and lower as standard length, laterals between 5,640 feet and 8,000 feet to be long, and laterals greater than 8,000 feet to be extra-long. The ability to drill long-lateral wells improves our returns by (i) increasing our EUR per well, (ii) allowing us to contact more reservoir rock with fewer vertical wellbores (thus reducing drilling and completion costs on a per unit basis) and (iii) allowing us to hold by production more acreage per horizontal well drilled. Additionally, the contiguous nature of our acreage provides economies of scale by allowing us to better share our infrastructure among wells across our acreage position.

During 2017, we operated an average of approximately six horizontal rigs, compared to an average of approximately two during 2016. During this same period, our average daily production has grown from 4,102 Boe/d in the first quarter of 2016 to 24,037 Boe/d in the fourth quarter of 2017. During 2017, we completed, or participated in completing, and began production on 51 gross (46.1 net) wells, of which we operated 46 gross (44.3 net) wells. As of December 31, 2017, we have 100 gross (94.0 net) producing wells. At year end, we were in the process of drilling nine gross (8.6 net) wells and had seven gross (6.4 net) wells waiting on completion, including three gross (2.8 net) wells that were in process of being completed. At December 31, 2017, we were operating six horizontal rigs.

Proved Reserves

Evaluation and Audit of Proved Reserves.    Our proved reserve estimates as of December 31, 2017, 2016 and 2015, were prepared by Ryder Scott Company, LP (“Ryder Scott”), our independent petroleum engineers. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott does not own an interest in any of our properties, nor is it employed by us on a contingent basis. A copy of Ryder Scott’s proved reserve report as of December 31, 2017 is included as an exhibit to this Form 10-K.

We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves. Our internal technical team members meet with our independent reserve engineers periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to Ryder Scott for our properties, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. James T. Jaggers, our Reservoir Engineering Manager, is primarily responsible for overseeing the preparation of all of our reserve estimates. James T. Jaggers is a reservoir engineer with over 12 years of reservoir and operations experience, and has been licensed by the Texas Board of Professional Engineers since 2009.

The preparation of our proved reserve estimates was completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical operating and production data, which data is based on actual production as reported by us;

•	review of reserve estimates by our Reservoir Engineering Manager or under his direct supervision;

•	review by our Vice President, Development Planning and Geoscience of all of our reported proved reserves, including the review of all significant reserve changes and all new PUDs additions;

•	direct reporting responsibilities by our Vice President, Development Planning and Geoscience to our Executive Vice President and Chief Operating Officer; and

•	verification of property ownership by our land department.

Estimation of Proved Reserves.    Under rules set forth by the United States Securities and Exchange Commission (the “SEC”), proved reserves are those quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2017, 2016 and 2015 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions set forth by the SEC’s regulations. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (i) performance-based methods; (ii) volumetric-based methods; and (iii) analogy. These methods may be used individually or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Proved producing reserves for our properties were estimated by performance methods for the majority of properties. Certain new producing properties with inadequate historical production data were forecast using analogy or a combination of methods. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using analogy methods.

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

Summary of Reserves.    The following table presents our estimated net proved reserves as of December 31, 2017, 2016 and 2015, based on the proved reserve report as of such dates by Ryder Scott, prepared in accordance with the rules and regulations of the SEC. All of our proved reserves are located in the United States.

	At December 31,
	2017	2016	2015
Proved Developed Reserves:
Oil (MBbls)	29,325	11,916	4,848
Natural gas (MMcf)	25,496	6,566	2,547
NGLs (MBbls)	4,166	1,491	621
Total equivalent proved developed reserves (MBoe)	37,739	14,501	5,894
Proved Undeveloped Reserves:
Oil (MBbls)	35,732	18,490	5,645
Natural gas (MMcf)	27,758	12,953	3,610
NGLs (MBbls)	4,260	2,545	870
Total equivalent proved undeveloped reserves (MBoe)	44,619	23,194	7,117
Total Proved Reserves:
Oil (MBbls)	65,057	30,406	10,493
Natural gas (MMcf)	53,254	19,519	6,157
NGLs (MBbls)	8,426	4,036	1,491
Total equivalent proved reserves (MBoe)	82,358	37,695	13,011

The above reserve estimates were determined using the trailing 12-month index prices in accordance with SEC guidance. These prices were adjusted for gravity, quality, local conditions, gathering, transportation fees and distance from market. All prices are held constant throughout the lives of the properties. The following table summarizes the average adjusted product prices for 2017, 2016 and 2015:

	At December 31,
	2017	2016	2015
Oil price per Bbl	$48.26	$39.33	$46.26
Natural gas price per Mcf	$2.59	$2.22	$2.36
NGL price per Bbl	$26.69	$15.48	$16.49

Estimated proved reserves at December 31, 2017 were 82.4 MMBoe, compared to 37.7 MMBoe at December 31, 2016, and 13.0 MMBoe at December 31, 2015. The increases in proved reserves during 2017 were primarily related to increased drilling activities. During 2017, we drilled and completed, or participated in drilling and completing, 51 gross (46.1 net) wells and added 49 gross (45.0 net) PUD locations. This activity resulted in a combined increase of 51.8 MMBoe through extensions and discoveries. Over this time period, we also had approximately 1.0 MMBoe of downward revisions to prior estimates due primarily to 2.2 MMBoe of negative revisions related to higher operating costs, partially offset by positive revisions due to pricing (0.6 MMBoe) and technical revisions (0.6 MMBoe).

Proved Undeveloped Reserves

Proved undeveloped reserves (“PUDs”) are included in the previous table of total proved reserves. The following table summarizes the changes in our estimated PUDs during 2017:

(in MBoe)
Proved undeveloped reserves at December 31, 2016	23,194
Converted to developed	(10,386)
Additions	31,405
Net revisions	406
Proved undeveloped reserves at December 31, 2017	44,619

We saw a net increase of 21.4 MMBoe in PUD reserves during the year ended December 31, 2017. The increase in PUD reserves included 49 gross (45.0 net) new PUD locations, totaling 31.4 MMBoe, that were added as a result of offset drilling. Development drilling resulted in the reclassification of 10.4 MMBoe to proved developed reserves.

The 10.4 MMBoe of PUDs converted to proved developed reserves in 2017 were converted at a total capital cost of approximately $151.4 million. Our estimated total capital costs to develop our remaining proved undeveloped reserves at December 31, 2017 are approximately $579 million.

As of December 31, 2017, all our PUD drilling locations are scheduled to be drilled within five years of their initial booking. Additionally, as of December 31, 2017, 2.6 MMBoe of our proved developed reserves were classified as proved developed non-producing, and related to six gross (3.5 net) wells that began producing in the first quarter of 2018.

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

Production, Production Prices and Production Costs

The following table sets forth information regarding production of oil, natural gas and NGLs and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Production:
Oil (MBbls)	4,979	1,702	718
Natural gas (MMcf)	3,601	953	404
NGLs (MBbls)	617	194	89
Total (MBoe)	6,196	2,054	874
Average sales price:
Oil (per Bbl)	$48.56	$41.18	$43.92
Natural gas (per Mcf)	$2.52	$2.32	$2.35
NGLs (per Bbl)	$25.25	$15.81	$14.93
Total (per Boe)	$43.00	$36.68	$38.69
Average sales price after impact of cash-settled derivatives:
Oil (per Bbl)	$48.04	$39.84	$52.19
Natural gas (per Mcf)	$2.52	$2.32	$2.35
NGLs (per Bbl)	$25.25	$15.81	$14.93
Total (per Boe)	$42.58	$35.57	$45.48
Operating expenses per Boe:
Lease operating expenses	$2.88	$3.65	$3.62
Gathering and transportation expenses	$0.71	$0.51	$0.20
Production and ad valorem taxes	$2.60	$2.12	$2.57

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

The following table sets forth the gross and net acres of both developed and undeveloped leases held by Jagged Peak as of December 31, 2017. Acreage related to royalty, overriding royalty and other similar interests is excluded from this table.

	Developed		Undeveloped		Total
Area	Gross	Net	Gross	Net	Gross	Net
Southern Delaware Basin	19,800	17,200	67,800	58,000	87,600	75,200

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date or held by continuous development operations, in which event the lease will remain in effect until the cessation of production. Substantially all of the leases governing our acreage have continuous development clauses that permit us to continue to hold the acreage under such leases after the expiration of the primary term if we initiate additional development within 120 to 180 days after the completion of the last well drilled on such lease, without the requirement of a lease extension payment. Thereafter, the lease is held with additional development every 120 to 180 days until the entire lease is held by production. None of our horizontal drilling locations associated with proved undeveloped reserves are scheduled for drilling outside of a lease term that is not accounted for with a continuous development schedule or primary term. As of December 31, 2017, approximately 52% of our total net acreage was held by production or continuous development operations.

The following table sets forth the number of net undeveloped acres as of December 31, 2017 that will expire unless production is established within the spacing units covering the acreage prior to the expiration dates, or unless such acreage is extended or renewed.

Area	2018	2019	2020	Thereafter
Southern Delaware Basin	7,100	12,900	13,200	1,400

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

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive(1)	1.0	1.0	—	—	—	—
Dry(2)	—	—	—	—	1.0	1.0
Total Exploratory	1.0	1.0	—	—	1.0	1.0
Development Wells
Productive(1)	50.0	45.1	11.0	10.9	7.0	6.4
Dry(3)	—	—	—	—	—	—
Total Development	50.0	45.1	11.0	10.9	7.0	6.4
Total Wells
Productive(1)	51.0	46.1	11.0	10.9	7.0	6.4
Dry(2)	—	—	—	—	1.0	1.0
Total	51.0	46.1	11.0	10.9	8.0	7.4

(1)
Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.

(2)	Relates to a vertical test well drilled to an unproductive shallow horizon.

(3)	Does not include one gross (one net) wellbore abandoned in 2016 and plugged in 2017 due to mechanical failure.

The figures in the table above do not include 16 gross (15.0 net) wells that were in the process of being drilled or completed, or which were awaiting completion at December 31, 2017.

Productive Wells

As of December 31, 2017, we owned an average unweighted working interest of 94% in 100 gross (94.0 net) productive wells and a minimal royalty interest in 19 additional wells. Our wells are oil wells that also produce associated liquids-rich natural gas. Productive wells consist of producing wells, wells capable of production and wells awaiting connection to production facilities.

Transportation and Marketing

We are party to a long-term oil gathering agreement entered into in 2015 pursuant to which we dedicated all of our oil production from our Whiskey River and Cochise acreage. In May 2017, we amended our oil gathering agreement to include all of our Big Tex acreage. We sell substantially all of our oil production pursuant to short-term marketing agreements. We sell substantially all of our natural gas from our Cochise acreage under a long-term gathering and processing agreement entered into in September 2015, and substantially all of our natural gas from our Whiskey River acreage under a long-term gathering and processing agreement entered into in October 2016. We sell substantially all of our natural gas from our Big Tex acreage pursuant to a short-term gathering and processing agreement expiring in the fall of 2018. Substantially all of our natural gas production is transported from the wellhead by third-party gathering lines to natural gas processing facilities. None of our sales and transportation agreements contain minimum volume commitments or other similar provisions.

Major Customers

We sell our oil, natural gas and NGL production to purchasers at market prices. We sell our production to a relatively small number of customers, as is customary in our business. For 2017, revenues from Trafigura Trading, LLC and Sunoco Partners Marketing accounted for approximately 78% and 11%, respectively, of our total revenue. During 2017, no other purchaser accounted for 10% or more of our revenue. The loss of either of these purchasers could materially and adversely affect our revenues in the short-term. However, based on the current demand for oil, natural gas and NGLs, and the availability of other purchasers, we believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil, natural gas and NGLs are fungible products with well-established markets.

Infrastructure

Our infrastructure strategy includes owning sufficient tracts of surface acreage to (i) allow us to control fresh water supply for drilling and completions, (ii) provide ease of pipeline installation, (iii) allow construction of storage for both fresh and produced water and (iv) simplify construction of facilities for disposal of flowback and produced water. In addition, we have supplemental agreements that provide for fresh water sourcing and produced water storage and disposal services from adjacent landowners. As of December 31, 2017, we had approximately 4,527 net surface acres on which our installed and contracted capacities were approximately (i) 8.1 MMBbl of water storage capacity, (ii) 30 miles of fresh water pipelines and 80 miles of produced water pipelines, which allows us to largely eliminate water trucking in all phases of our operation, (iii) 250 MBbl/d of water sourcing capacity and (iv) 190 MBbl/d of water disposal capacity. Accordingly, we have disposal capacity of approximately two times our current produced water volumes and sufficient sources of fresh water to support our drilling program, and we believe our water infrastructure is sufficient to support double our current rig count. This infrastructure position provides important cost advantages compared to utilizing third-party services.

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

Seasonality of Business

Weather conditions affect the demand for, and prices of, oil and natural gas and refinery turnaround, and summer driving season affects demand for, and prices of crude oil. The prices of both oil and natural gas are heavily dependent on prevailing and expectations of future supply and demand factors, including current domestic and worldwide storage of each commodity and may not follow a seasonal pattern. Due to seasonal fluctuations or the other above factors impacting pricing, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

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

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises, including flared gas. The lessor royalties and other leasehold burdens on our properties generally approximate 25%, resulting in a net revenue interest to us generally approximating 75%.

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

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. We believe we are in substantial compliance with currently applicable laws and regulations and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur or past noncompliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. In addition, policies, proposals and proceedings that affect the oil and natural gas industry may continue to change under the current political environment. We cannot predict when or whether any such proposals may become effective. We do not believe we would be affected by any such action materially differently than similarly situated competitors.

Regulation of Production of Oil and Natural Gas

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. We own interests in properties located in Texas, which regulates drilling and operating activities by requiring, among other things, permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The laws of Texas also govern a number of conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing or density and plugging and abandonment of wells. The effect of these regulations could limit the amount of oil and natural gas that we can produce from our wells and could limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing or density. Moreover, Texas imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction. We do not believe we are impacted any differently by these regulations than similarly situated competitors. The failure to comply with these rules and regulations can result in substantial penalties.

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

The Energy Policy Act of 2005 (the “EP Act of 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful: (i) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (ii) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) to engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of natural gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

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

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the U.S. Environmental Protection Agency (the “EPA”) or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. Moreover, it is possible that these particular oil and natural gas exploration and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess RCRA

Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of the Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our costs to manage and dispose of generated wastes, which could have a material adverse effect on our results of operations and financial position. In addition, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics.

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

Water Regulation

The Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into or near certain regulated waters, including navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including certain wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”) potentially following review or input by the EPA. In June 2015, the EPA and the Corps issued a new rule known as the Clean Water Rule clarifying the scope of the EPA’s and the Corps’ jurisdiction under the Clean Water Act with respect to certain types of waterbodies and classifying these waterbodies as regulated. In February 2018, the EPA issued a rule that delays the applicability of the new definition of the waters of the United States until 2020. The EPA intends to propose a rule with the definition of waters of the Unites States. To the extent the new rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in certain areas. The EPA’s rule delaying the applicability date of the new definition of waters of the United States has been challenged in federal court. Obtaining permits has the potential to delay the development of oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for the unauthorized discharge of dredge and fill material and oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

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

Air Emissions

The Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, such as storage tanks and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, comply with stringent air permit or other requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, the EPA has adopted new rules under the Clean Air Act that require the reduction of volatile organic compound and methane emissions from certain fractured and refractured natural gas and oil wells for which well completion operations must be conducted through the use of reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from various equipment and processes, including production-related wet seal and reciprocating compressors pneumatic controllers and storage vessels. More recently, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. See also “—Regulation of “Greenhouse Gas” Emissions.” Compliance with these and other air pollution control and permitting requirements, including at the state level, has the potential to delay the development of oil and natural gas projects and increase our costs of development, which costs could be significant.

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under the Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources of GHGs. Facilities required to obtain preconstruction permits for their GHG emissions are also required to meet “best available control technology” standards that are being established by the states or, in some cases, by the EPA on a case-by-case basis. These regulatory requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of our operations. Furthermore, in May 2016, the EPA finalized rules that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In addition, the rules impose leak detection and repair requirements intended to address methane leaks known as “fugitive emissions” from equipment, such as valves, connectors, open-ended lines, pressure-relief devices, compressors, instruments and meters. Compliance with these rules will require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks and increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third-party contractors to assist with and verify compliance. The EPA has proposed a 2-year stay of the effective dates of several requirements of the rules. The federal Bureau of Land Management (the “BLM”) also finalized similar rules regarding the control of methane emissions in November 2016 that apply to oil and natural gas exploration and development activities on federal and Indian leases, including committed state and private tracts in a federally approved unit or communitized agreement. The rules seek to minimize venting and flaring of emissions from storage tanks and other equipment, and also impose leak detection and repair requirements. These new and proposed rules could result in increased compliance costs on our operations. The rules are at issue in active litigation in federal court. In December 2017, the BLM published a rule to temporarily suspend or delay certain rule requirements until January 2019 (the “Suspension Rule”). The Suspension Rule was immediately challenged in federal court and, on February 22, 2018, the United States District Court for the Northern District of California enjoined the Suspension Rule, putting the original BLM venting and flaring rules into immediate effect.

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

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Demand for our products may also be adversely affected by conservation plans and efforts undertaken in response to global climate change, including plans developed in connection with the recent Paris climate conference in December 2015, which the U.S. ratified in September 2016. In June 2017, President Trump announced that the United States would initiate the formal process to withdraw from the Paris Agreement. Many governments also provide, or may in the future provide, tax advantages and other subsidies to support the use and development of alternative energy technologies. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce and lower the value of our reserves.

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, increased volatility in seasonal temperatures, and other climatic events; if any such effects were to occur, they could have a material adverse effect on our operations. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but federal agencies have asserted jurisdiction over certain aspects of the process. The EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also taken the following actions: issued final regulations under the Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; issued an advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; and, in June 2016, published an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The BLM rescinded the rule in December 2017; however, the BLM’s rescission of the rule has been challenged by several states in the United States District Court for the Northern District of California. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect our operations.

Certain governmental reviews have been conducted or proposed that focus on environmental aspects of hydraulic fracturing practices. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing activities related to water use and disposal at the federal level. These studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

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

ESA

The Endangered Species Act (“ESA”) and, in some cases, comparable state laws were established to protect endangered and threatened species. Because listing a species as threatened or endangered pursuant to the ESA prohibits death and harassment of, and injury and harm to, the species, a listing has the effect of restricting activities that adversely affect the species and its habitat. We may conduct operations on oil and natural gas leases in areas where threatened or endangered species may exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. Under the ESA, the U.S. Fish and Wildlife Service also may designate as critical habitat areas it determines are essential for the conservation of a threatened or endangered species. A critical habitat designation results in additional material restrictions to federal agency actions and authorizations, such as federal land management decisions and federal permits on non-federal lands such as permits under section 404 of the Clean Water Act. Therefore, a critical habitat designation may materially delay or prohibit land access for oil and natural gas development. The presence of, or potential presence of, threatened or endangered species, or critical habitat in areas where operations are conducted could cause us to incur increased costs from species protection measures or could result in limitations on activities that could adversely impact our ability to develop and produce reserves. If a portion of our leases are designated as critical habitat, it could adversely impact the value of our leases.

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

We have not experienced any material adverse effect from compliance with environmental requirements; however, there is no assurance that this will continue. We did not have any material capital or other nonrecurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2017, nor do we anticipate that such expenditures will be material in 2018 or 2019.

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

Principal Executive Offices and Employees

Our principal executive offices are located at 1401 Lawrence Street, Suite 1800, Denver, Colorado, 80202, and our telephone number at that address is (720) 215-3700.

As of December 31, 2017, we had 59 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

Availability of Public Filings and Internet Website

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file or furnish electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

We also make available free of charge through our website, www.jaggedpeakenergy.com, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Form 10-K.

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

Oil, natural gas and NGLs are commodities, and their prices may fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil, natural gas and NGLs. Historically, oil, natural gas and NGL prices have been volatile. For example, during the period from January 1, 2014 through February 28, 2018, the WTI spot price for oil declined from a high of $107.95 per Bbl on June 20, 2014, to $26.19 per Bbl on February 11, 2016, and the Henry Hub spot price for natural gas declined from a high of $8.15 per MMBtu on February 10, 2014, to a low of $1.49 per MMBtu on March 4, 2016. Likewise, NGLs, which are made up of ethane, propane, isobutene, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, have suffered significant recent declines in realized prices. The prices we receive for our oil, natural gas and NGL production heavily influence our revenue, profitability, access to capital, future rate of growth and carrying value of our properties. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, which include the following:

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

The oil and natural gas industry is capital intensive. We make and expect to continue making substantial capital expenditures related to our acquisition and development projects. Our 2018 capital budget for drilling, completion and recompletion activities and facilities costs is expected to range from $560.0 million to $615.0 million, excluding potential acquisitions. In addition, our production costs may increase as we continue to use enhanced recovery techniques and other new drilling and completion technologies, which are capital intensive and may not produce oil and natural gas in paying quantities or at all. Further, we regularly evaluate potential acquisition opportunities as an important aspect of our growth strategy, and any such acquisitions we pursue could require substantial capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated by operations and borrowings under our credit facility; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities would be dilutive to our other stockholders. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, natural gas and NGL prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.

Our cash flow from operations and access to capital are subject to a number of variables, including:

•	the prices at which our production is sold;

•	our proved reserves;

•	the level of hydrocarbons we are able to produce from existing wells;

•	our ability to acquire, locate and produce new reserves;

•	results of our hedging program;

•	the levels of our operating expenses; and

•	our ability to borrow under our credit facility and our ability to access the capital markets.

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

Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include the following:

•	landing our wellbore in the desired drilling zone;

•	staying in the desired drilling zone while drilling horizontally through the formation;

•	running our casing the entire length of the wellbore; and

•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include the following:

•	the ability to fracture stimulate the planned number of stages;

•	the ability to run tools the entire length of the wellbore during completion operations;

•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage; and

•	the effectiveness of the fracture stimulation process on reservoir rock.

In addition, certain of the new techniques we are adopting may cause irregularities or interruptions in production due to offset wells being shut in and the time required to drill and complete multiple wells before any such wells begin producing. If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated, we could incur material write-downs of our oil and gas properties and the value of our undeveloped acreage could decline in the future.

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

For example, in 2017 we experienced completion delays related to frac fleet equipment reliability from our service providers, which resulted in increased completed well costs and reduced our total number of well completions. Furthermore, the results of any drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production.

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

As of December 31, 2017, we had identified 2,083 gross horizontal drilling locations on our acreage based on approximately 880-foot spacing in an offset pattern with five to six wells across a 640-acre section, consisting of laterals with an average length of 9,094 feet. As a result of the limitations described above, we may be unable to drill many of our identified locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. See “—Our acquisition and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow production and reserves.” Any drilling activities we are able to conduct on these locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. Additionally, if we curtail our drilling program, we may lose a portion of our acreage through lease expirations.

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

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our credit agreement contains a number of significant covenants, including restrictive covenants that may limit our ability to, among other things:

•	incur additional indebtedness;

•	incur liens;

•	make investments;

•	make loans to others;

•	merge or consolidate with another entity;

•	sell assets;

•	make certain payments;

•	enter into transactions with affiliates;

•	hedge commodity prices;

•	hedge interest rates; and

•	engage in certain other transactions without the prior consent of the lenders.

In addition, our credit agreement requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. For example, as described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility,” we are required to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0, as defined by the Credit Agreement.

Further, under our credit agreement as of December 31, 2017, we were only permitted to hedge up to the greater of 85% of our production from proved reserves and 75% of our reasonably anticipated forecasted production for up to 24 months in the future, and up to the greater of 75% of our production from proved reserves and 50% of our reasonably anticipated production for 25 to 60 months in the future, provided that no hedges may have a term beyond five years.

The restrictions in our credit agreement may also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants in our credit agreement impose on us.

A breach of any covenant in our credit agreement would result in a default under the applicable agreement after any applicable cure and grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under our credit agreement and in a default with respect to, and an acceleration of, the indebtedness outstanding under other debt agreements. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

Any significant reduction in our borrowing base under our credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

Our credit facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually on April 1 and October 1, or during an elected quarterly redetermination. The borrowing base depends on, among other things, projected revenues from, and asset values of, the proved oil and natural gas properties securing our loan. The value of our proved reserves is dependent upon, among other things, the prevailing and expected market prices of the underlying commodities in our estimated reserves. See “—Oil, natural gas and NGL prices are volatile. A reduction or sustained decline in oil, natural gas and NGL prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments” and “—Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” During a borrowing base redetermination, the lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. Our borrowing base was $425.0 million as of December 31, 2017. The most recent redetermination was completed in March 2018 and resulted in a borrowing base increase to $540.0 million.

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

As of December 31, 2017, approximately 52% of our total net acreage was held by production or continuous drilling operations. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions of the leases or the leases are renewed. If our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.

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

Adverse weather conditions and other natural disasters may negatively affect our operating results and our ability to conduct drilling activities.

Adverse weather conditions and other natural disasters may cause, among other things, increases in the costs of, and delays in, drilling or completing new wells, power failures, temporary shut-in of production and difficulties in the transportation of our oil, natural gas and NGLs. Any decreases in production due to poor weather conditions will have an adverse effect on our revenues, which will in turn negatively affect our cash flow from operations. For example, in 2017 industry infrastructure impacts from Hurricane Harvey caused a portion of our wells to be shut-in for a short period of time, which reduced production and revenue from such wells for that period.

Our operations are substantially dependent on the availability of water, and our ability to dispose of the water we produce. Restrictions on our ability to obtain and dispose water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of deep shale oil and natural gas development during both the drilling and hydraulic fracturing processes. Drought conditions in Texas have led governmental authorities to restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. If we are unable to obtain water to use in our operations or dispose of or recycle water used in operations, or if the prices of water or water disposal increases dramatically, we may be unable to economically produce oil and natural gas, which could have a material and adverse effect on our financial condition, results of operations and cash flows.

Our producing properties are located in the Delaware Basin, a sub-basin of the Permian Basin, in West Texas, making us vulnerable to risks associated with operating in a single geographic area.

All of our producing properties are geographically concentrated in the Delaware Basin, a sub-basin of the Permian Basin, in West Texas. At December 31, 2017, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or NGLs. For example, since our production originates near Midland, Texas, our realizations on sales of our oil production may be affected by the Midland-Cushing price differential, which reflects the difference between the price of crude at Midland, Texas, versus the price of crude at Cushing, Oklahoma, a major hub where oil production from Midland is often transported via pipeline. The price we currently realize on barrels of oil we sell is reduced by the value of the Midland-Cushing differential, which reached as high as $21 per barrel in August 2014. If the Midland-Cushing differential, or other price differentials pursuant to which our production is subject, were to widen due to oversupply or other factors, our revenue could be negatively impacted.

We are dependent on third-party pipeline and trucking systems to transport our production and gathering and processing systems to prepare our production. The lack of available capacity in these systems could interfere with our ability to market the oil and natural gas we produce, and could materially and adversely affect our cash flow and results of operations.

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

As of December 31, 2017, approximately 54% of our total estimated proved reserves were classified as proved undeveloped. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write-down our PUDs if we do not drill those wells within five years after their respective dates of booking.

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

In addition, our credit agreement imposes certain limitations on our ability to enter into mergers or combination transactions. Our credit agreement also limits our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses or assets.

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

Historically, our capital and operating costs have risen during periods of increasing oil, natural gas and NGL prices. These cost increases result from a variety of factors beyond our control, such as increases in the cost of electricity, steel and other raw materials that we and our vendors rely upon; increased demand for labor, services and materials as drilling activity increases; and increased taxes. These costs may rise faster than increases in our revenue if commodity prices rise, or they may rise without a corresponding increase in commodity prices, thereby negatively impacting our profitability, cash flow and ability to complete development activities as scheduled and on budget. This impact may be magnified to the extent that our ability to participate in the commodity price increases is limited by our derivative activities.

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the EP Act of 2005, FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements. We also must comply with the anti-market manipulation rules enforced by FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability, as described in “Items 1 and 2. Business and Properties—Regulation of the Oil and Natural Gas Industry.”

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

State and federal regulatory agencies recently have focused on a possible connection between the disposal of wastewater in underground injection wells and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and natural gas activity and induced seismicity. For example, in 2016, the Texas state legislature provided nearly $5 million to the University of Texas to develop and manage an earthquake monitoring system in Texas. In addition, a number of lawsuits have been filed in other states, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma’s Corporation Commissions Oil and Gas Division is implementing an ongoing response plan that includes reducing the amount of wastewater into certain injection areas. In March 2016, the response plan was updated to target western Oklahoma’s Arbuckle disposal wells. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well.

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

Our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel. The termination of employment of senior management or technical personnel could adversely affect operations.

Our future success depends to a large extent on the services of our senior management and key employees. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of one or more of these individuals could have a material adverse effect on our business. Furthermore, competition for experienced technical and other professional personnel remains strong. If we cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected. Also, the loss of experienced personnel could lead to a loss of technical expertise. The loss of the services of our senior management or technical personnel could have a material adverse effect on our business, financial condition and results of operations.

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

The recently enacted U.S. tax reform legislation as well as future U.S. tax legislation could adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, (i) permanently reduces the U.S. corporate income tax rate, (ii) repeals the corporate alternative minimum tax, (iii) eliminates the deduction for certain domestic production activities, (iv) imposes new limitations on the utilization of net operating losses, and (v) provides for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense, which may impact the taxation of oil and gas companies. The Tax Act is complex and far-reaching and we cannot predict with certainty the resulting impact its enactment has on us. The ultimate impact of the Tax Act may differ from our estimates due to changes in interpretations and assumptions made by us as well as additional regulatory guidance that may be issued and any such changes in interpretations or assumptions could adversely affect our business and financial condition. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

In addition, from time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws, including (i) the elimination of the immediate deduction for intangible drilling and development costs, (ii) the repeal of the percentage depletion allowance for oil and natural gas properties and (iii) an extension of the amortization period for certain geological and geophysical expenditures. While these specific changes are not included in the Tax Act, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. The elimination of such U.S. federal tax deductions, as well as any other changes to or the imposition of new federal, state, or local taxes (including the imposition of, or increases in production, severance or similar taxes) could adversely affect our business and financial condition.

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

Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations or materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species as threatened or endangered in areas where we operate could cause us to incur increased costs arising from species protection measures or could result in limitations on our activities that could have a material and adverse impact on our ability to develop and produce our reserves.

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

We operate in a litigious environment and may be involved in legal proceeding that could have an adverse effect on our results of operations and financial condition.

Like many oil and gas companies, we are from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters, and personal injury or property damage matters, in the ordinary course of our business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

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

In addition, our predecessor generally passed through its taxable income to its owners for income tax purposes and was not subject to U.S. federal, state or local income taxes other than franchise tax in the State of Texas. Accordingly, our standardized measure as of December 31, 2016 and 2015 does not provide for U.S. federal, state or local income taxes other than franchise tax in the State of Texas. However, following our corporate reorganization, we are subject to U.S. federal, state and local income taxes, which is reflected in the standardized measure computation as of December 31, 2017.

Therefore, the standardized measure of our estimated reserves included in this Form 10-K should not be construed as accurate estimates of the current fair value of our proved reserves.

Our business is difficult to evaluate because we have a limited operating history, and we are susceptible to the potential difficulties associated with rapid growth and expansion.

JPE LLC was formed in 2013. As a result, there is only limited historical financial and operating information available upon which to base your evaluation of our performance.

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

As an oil and natural gas producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could lead to financial losses from remedial actions, loss of business or potential liability.

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

As of December 31, 2017, Quantum beneficially owned approximately 68.7% of our outstanding common stock. As a result, Quantum is able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of Quantum with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Given this concentrated ownership, Quantum would have to approve any potential acquisition of us. In addition, certain of our directors are currently employees of Quantum. These directors’ duties as employees of Quantum may conflict with their duties as our directors, and the resolution of these conflicts may not always be in our or your best interest. Furthermore, we are a party to a stockholders’ agreement with Quantum, JPE Management Holdings LLC and certain current and former officers and employees. Among other things, the stockholders’ agreement provides that JPE Management Holdings LLC and the current and former officers and employees party thereto will vote all of their shares of common stock in accordance with the direction of Quantum. Further, the stockholders’ agreement provides Quantum with the right to designate a certain number of nominees to our board of directors so long as it and its affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Quantum continues to control a majority of the combined voting power of our common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including the requirement (1) that a majority of the board of directors consist of independent directors, (2) that we have a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that we have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We rely on some or all of these exemptions. As a result, we do not have a majority of independent directors or a nominating or governance committee, and our compensation committee does not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of the NYSE.

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

To the extent that we rely on any of the exemptions available to emerging growth companies, stockholders and investors will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Market Information

Our common stock began trading on the NYSE under the symbol “JAG” on January 27, 2017. Prior to that, there was no public market for our common stock. The table below sets forth, for the periods indicated, the high and low sales prices per share of our common stock since January 27, 2017.

	High	Low
2017
First Quarter(1)	$15.08	$11.67
Second Quarter	$13.99	$10.96
Third Quarter	$15.19	$11.52
Fourth Quarter	$16.55	$12.84

(1)	For the period from January 27, 2017 through March 31, 2017.

On March 9, 2018, the closing price of our common stock as reported on the NYSE was $12.18 per share. At March 9, 2018, our outstanding shares of 213,126,310 were held by approximately 9 stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock during the three months ended December 31, 2017.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the three months ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables show selected historical consolidated and combined financial data, for the periods and as of the dates indicated. Our historical results are not necessarily indicative of future results. The following selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and related notes, each of which is included in this report.

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014
Statements of Operations Data:
Revenues
Oil sales	$241,788	$70,078	$31,534	$14,605
Natural gas sales	9,065	2,213	948	646
NGL sales	15,571	3,068	1,329	1,029
Other operating revenues	888	1,163	40	—
Total revenues	267,312	76,522	33,851	16,280

Operating expenses
Lease operating expenses	17,874	7,505	3,165	2,041
Gathering and transportation expenses	4,424	1,046	171	121
Production and ad valorem taxes	16,120	4,345	2,244	920
Exploration	31	2,484	11	64
Depletion, depreciation, amortization and accretion	111,049	40,417	22,685	8,444
Impairment of unproved oil and natural gas properties	373	372	6,489	1,414
General and administrative expenses (including equity-based compensation of $442,976 in 2017)	466,067	11,690	7,446	7,330
Other operating expenses	247	649	250	—
Total operating expenses	616,185	68,508	42,461	20,334
Income (loss) from operations	(348,873)	8,014	(8,610)	(4,054)
Other income (expense)
Gain (loss) on commodity derivatives	(42,615)	(15,145)	1,323	5,375
Interest expense, net	(2,861)	(2,629)	(197)	—
Other, net	358	—	—	—
Total other income (expense)	(45,118)	(17,774)	1,126	5,375
Income (loss) before income tax	(393,991)	(9,760)	(7,484)	1,321
Income tax expense (benefit)	57,943	—	—	—
Net income (loss)	(451,934)	(9,760)	(7,484)	1,321
Less: Net loss attributable to Jagged Peak Energy LLC (predecessor)	(375,476)	(9,760)	(7,484)	1,321
Net income (loss) attributable to Jagged Peak Energy Inc. stockholders	$(76,458)	$—	$—	$—
Net income (loss) attributable to Jagged Peak Energy Inc. Stockholders per common share:
Basic	$(0.36)
Diluted	$(0.36)
Weighted-average common shares outstanding:
Basic	212,932
Diluted	212,932

Cash Flow Data:
Net cash provided by operating activities	$178,871	$32,083	$20,372	$7,615
Net cash used in investing activities	$(600,034)	$(195,425)	$(110,232)	$(187,067)
Net cash provided by financing activities	$418,959	$160,904	$70,397	$199,800

Other Financial Data:
Adjusted EBITDAX(1)	$203,296	$48,995	$26,510	$6,631

	December 31,
(in thousands)	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$9,523	$11,727	$14,165	$33,628
Total oil and gas properties, net	$1,029,239	$473,592	$302,726	$214,188
Total assets	$1,103,428	$518,392	$327,732	$257,084
Senior secured revolving credit facility	$155,000	$132,000	$20,000	$—
Other long-term liabilities	$74,608	$3,859	$779	$850
Total stockholders' / members' equity	$699,345	$326,112	$284,330	$240,814

(1)
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

We define Adjusted EBITDAX as net income (loss) before interest expense, net of capitalized interest, depletion, depreciation, amortization and accretion, impairment of oil and natural gas properties, exploration expense, equity-based compensation expense, income taxes and net gains or losses on derivatives less net cash from derivative settlements. Adjusted EBITDAX is not a measure of net income as determined by United States generally accepted accounting principles (“GAAP”).

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

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014
Reconciliation of Net income (loss) to Adjusted EBITDAX:
Net Income (Loss)	$(451,934)	$(9,760)	$(7,484)	$1,321
Adjustments to reconcile to Adjusted EBITDAX
Interest expense, net of capitalized	2,861	2,629	197	—
Income tax expense	57,943	—	—	—
Depletion, depreciation, amortization and accretion	111,049	40,417	22,685	8,444
Impairment of unproved oil and natural gas properties	373	372	6,489	1,414
Exploration expenses	31	2,484	11	64
(Gain) loss on commodity derivatives, net, less net cash from derivative settlements(1)	39,997	12,853	4,612	(4,612)
Equity-based compensation expense	442,976	—	—	—
Adjusted EBITDAX	$203,296	$48,995	$26,510	$6,631

(1)
Has the effect of adjusting net income (loss) for changes in the fair value of derivative instruments, which are recognized at the end of each accounting period because we do not designate commodity derivative instruments as cash flow hedges.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated and combined financial statements and related notes presented in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements, including, without limitation, statements related to our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to update any forward-looking statements except as otherwise required by applicable law.

In this section, references to “Jagged Peak,” “the Company,” “we,” “us” and “our” refer to Jagged Peak Energy Inc. and its subsidiaries, after the initial public offering of Jagged Peak (the “IPO”) and, prior to the IPO, to Jagged Peak Energy LLC (“JPE LLC”).

Jagged Peak Energy Inc. and our Predecessor

Jagged Peak was formed in September 2016 and, prior to the consummation of the IPO, did not have historical financial operating results. For purposes of this Annual Report, our accounting predecessor reflects the results of JPE LLC, which was formed in 2013 to engage in the acquisition, development, exploration and exploitation of oil and natural gas reserves. In connection with the IPO, a corporate reorganization took place whereby JPE LLC became a wholly owned subsidiary of Jagged Peak.

Overview

We are an independent oil and natural gas company focused on the acquisition and development of unconventional oil and associated liquids-rich natural gas reserves. Our operations are entirely located in the United States, within the Permian Basin of West Texas. Our primary area of focus is the southern Delaware Basin; the Delaware Basin is a sub-basin of the Permian Basin. Our acreage is located on large, contiguous blocks in the adjacent Texas counties of Winkler, Ward, Reeves and Pecos, with significant original oil-in-place within multiple stacked hydrocarbon-bearing formations.

We have assembled a portfolio of contiguous acreage in the core oil window of the southern Delaware Basin. This acreage is characterized by a multi-year, oil-weighted inventory of horizontal drilling locations that provide attractive growth and return opportunities. At December 31, 2017, our acreage position was approximately 75,200 net acres. We divide our current areas of operation into three distinct project areas: Cochise, with approximately 12,900 net acres, Whiskey River, with approximately 36,000 net acres, and Big Tex, with approximately 26,300 net acres.

As of December 31, 2017, our estimated proved reserves were approximately 82.4 million MMBoe, consisting of 79% oil. We seek to maintain operational control of our properties in order to better execute on our strategy of enhancing returns through operational improvements and cost efficiencies. As the operator of approximately 97% of our acreage, we have the flexibility to manage our development program, which allows us to optimize our field-level returns and profitability.

Market Conditions

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil, natural gas and NGL production. Compared to 2016, our realized oil price for 2017 increased 18% to $48.56 per barrel, our realized natural gas price increased 9% to $2.52 per Mcf, and our realized price for NGLs increased by 60% to $25.25 per barrel between these same periods. See “Sources of Our Revenues” below for further information regarding our realized commodity prices.

As the U.S. oil and gas industry continues to confront volatile commodity prices, we experience adverse effects on our business, financial condition, results of operations, operating cash flows, liquidity and ability to finance planned capital expenditures. Lower prices may also reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore, potentially lower our oil, natural gas and NGL reserves. Decreasing reserves may also reduce the borrowing base under our credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves. Our ability to access capital markets may be restricted, which could have an impact on our flexibility to react to changing economic and business conditions. Further, oversupply and high inventory storage levels could put downward pressure on commodity prices and have an adverse impact on our business partners, customers and lenders, potentially causing them to fail to meet their obligations to us.

Factors Affecting the Comparability of Our Results of Operations

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, primarily for the reasons described below.

Incentive Unit Awards

In conjunction with the closing of the IPO, we recognized equity-based compensation expense for: (1) a charge of $379.0 million related to management incentive units (“MIUs”) in JPE LLC that vested at the time of the IPO; and (2) a charge for the year ended December 31, 2017 of $60.4 million related to shares of common stock transferred to JPE Management Holdings LLC (“Management Holdco”). Please refer to Note 6, Equity-based Compensation, for additional information on equity-based compensation.

Public Company Expenses

Subsequent to our IPO, we incur direct, incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, corporate tax return preparation, increased independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental G&A expenses are not included in our historical results of operations.

Income Taxes

As a result of our corporate reorganization, we became subject to federal and state income tax. The change in tax status required the recognition of deferred tax assets and liabilities for the temporary differences at the time of the change in status. The resulting net deferred tax liability of approximately $80.7 million was recognized as tax expense from continuing operations. For periods following completion of the corporate reorganization, we began recording income taxes associated with our status as a corporation. From the date of the corporate reorganization through December 31, 2017, we recognized $22.8 million of income tax benefit which includes the favorable impact of the Tax Act (as defined below). Please refer to Note 8, Income Taxes, for more information on income taxes.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), that significantly changes the federal income taxation of business entities. The Tax Act, among other things, reduces the corporate income tax rate from 35% to 21%, partially limits the deductibility of business interest expense and net operating losses, allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time, and eliminates the corporate alternative minimum tax. Due principally to the elimination of the corporate alternative minimum tax and our ability to immediately deduct intangible drilling and completion expenditures, we do not anticipate paying cash income taxes in the near term.

Increased Drilling Activity

Since commencing our drilling program in late 2013, we operated an average of one horizontal drilling rig through June 2016. We began operating our second and third rigs in July of 2016. At December 31, 2017, we were operating six horizontal rigs. During 2017 we completed, or participated in completing, 51 gross (46.1 net) operated wells. Our average daily production has grown from 5,613 Boe/d in 2016 to 16,974 Boe/d in 2017. During 2017 we spent $597.5 million for drilling and completing wells and on water infrastructure costs, which included $1.6 million to purchase surface acreage. This compares to $158.5 million that we spent in 2016 for drilling, completion and infrastructure.

Our board of directors approved a capital budget for 2018 which is projected to range from $560.0 million to $615.0 million, excluding acquisitions. We expect to allocate between $540.0 million and $590.0 million of our 2018 capital budget for the drilling and completion of operated and non-operated wells, and $20.0 million to $25.0 million for water infrastructure costs, excluding any potential additions to surface acreage. At the midpoint, our 2018 capital budget is nearly flat compared to our 2017 drilling and completion spending of $597.5 million. The ultimate amount of capital that we expend may fluctuate materially based on market conditions, availability and/or attractiveness of acquisitions and our drilling results.

Summary of Operating and Financial Results

•	Successfully completed, or participated in completing, 51 gross (46.1 net) wells, of which we operate 46 gross (44.3 net), all within the southern Delaware Basin;

•	Increased total proved reserves by 118% to 82.4 MMBoe at December 31, 2017, and replaced 821% of 2017 production;

•	Added 51.8 MMBoe of proved reserves from extensions and discoveries;

•	Increased average daily production by 202% to 16,974 Boe/d, comprised of 80% oil;

•	Grew oil production 193% to 13,640 barrels per day, natural gas production by 279% to 9.9 MMcf/d and NGL production rose 219% to 1,690 barrels per day;

•	Production revenues increased 254% to $266.4 million;

•	Increased our borrowing base from $160.0 million to $425.0 million;

•	Improved cash flow from operating activities to $178.9 million from $32.1 million in the previous year;

•	Incurred equity-based compensation expense of $443.0 million, all of which was noncash except for $14.7 million related to an advance made in April 2016;

•	Decreased LOE per Boe from $3.65 in 2016 to $2.88 in 2017;

•	Experienced a noncash derivative loss of $40.0 million;

•	Incurred income tax expense of $57.9 million, which includes deferred taxes recognized upon our corporate reorganization and a reduction of our deferred taxes resulting from the Tax Act; and

•	Incurred a net loss of $451.9 million, largely driven by equity-based compensation charges and income tax expense.

•
Adjusted EBITDAX (non-GAAP) increased by 315% to $203.3 million for the year ended December 31, 2017 (Adjusted EBITDAX is a non-GAAP financial measure. For a definition and discussion of Adjusted EBITDAX and a reconciliation of net income (loss) to Adjusted EBITDAX, see above under “Non-GAAP Financial Measure.”)

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. In 2017, our production revenues were derived 91% from oil sales, 3% from natural gas sales and 6% from NGL sales. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

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

	Year Ended December 31,
	2017	2016	2015
Crude Oil (per Bbl):
Average NYMEX price	$50.80	$43.29	$48.76
Realized price, before the effects of derivative settlements	$48.56	$41.18	$43.92
Realized price, after the effects of derivative settlements	$48.04	$39.84	$52.19
Natural Gas (per Mcf):
Average NYMEX price	$2.99	$2.52	$2.63
Realized price	$2.52	$2.32	$2.35
NGLs (per Bbl):
Average realized NGL price	$25.25	$15.81	$14.93

While quoted NYMEX oil and natural gas prices are generally used as a basis for comparison within our industry, the prices we receive are affected by quality, energy content, location and transportation differentials for these products.

See “Results of Operations” below for an analysis of the impact changes in realized prices had on our revenues.

In addition to sales of oil, natural gas, and NGLs, we derive a minimal portion of our revenues from third-party sales of fresh water and produced water disposal services. These revenues are reflected as other operating revenues on the consolidated and combined statements of operations.

Production Results

The following table presents production volumes for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Oil (MBbls)	4,979	1,702	718
Natural gas (MMcf)	3,601	953	404
NGLs (MBbls)	617	194	89
Total (MBoe)	6,196	2,054	874
Average net daily production (Boe/d)	16,974	5,613	2,395

Production Volumes Directly Impact Our Results of Operations

As reservoir pressures decline, production from a given well or formation decreases. Growth in our cash flow, future production and reserves will depend on our ability to continue to add production and proved reserves in excess of our production decline. Accordingly, we plan to maintain our focus on adding reserves through drilling, as well as acquisitions. Our ability to add reserves through drilling projects and acquisitions is dependent on many factors, including our ability to increase our levels of cash flow from operations, borrow or raise capital, obtain regulatory approvals, procure materials, services and personnel and successfully identify and consummate acquisitions.

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

Gathering and Transportation Expenses.    Gathering and transportation expenses largely consist of contractual costs to gather, transport and process our natural gas and NGLs. These costs may fluctuate with increases or decreases in production volumes, contractual arrangements and changes in fuel and compression costs.

Production and Ad Valorem Taxes.    Production taxes are paid on produced oil and natural gas based on a percentage of revenues from production sold. These taxes are calculated using fixed rates established by the state taxing authorities. In general, the production taxes we pay correlate to changes in our oil, natural gas and NGL revenues. We are also subject to ad valorem taxes in the counties where our production is located. Ad valorem taxes are generally based on the valuation of our oil and natural gas properties, which also trend with oil and natural gas prices and vary across the different counties in which we operate.

Exploration Expenses.    Exploration expenses consist of the costs of unsuccessful exploratory wells and delay rentals for leases on certain unproved properties.

Depletion, Depreciation, Amortization and Accretion.    Depletion, depreciation, amortization and accretion (“DD&A”) is primarily the systematic expensing of the capitalized costs incurred to acquire and develop oil and natural gas properties. We use the successful efforts method of accounting for oil and natural gas activities and, as such, we capitalize all costs incurred related to the acquisition, development, and successful exploration of oil and natural gas properties, and deplete these costs based on the related reserves. DD&A also includes straight-line depreciation of capitalized corporate assets and operations support equipment, as well as the accretion of asset retirement obligation (“ARO”) liabilities.

Impairment of Unproved Oil and Natural Gas Properties.    Impairment of unproved oil and natural gas properties represent the cost of unproved properties that will no longer be held by production or extensions of leases.

Other Operating Expenses.    Other operating expenses represent water sourcing and disposal costs related to third-party sales, and other costs associated with our oil and natural gas properties.

General and Administrative.    G&A consists of costs incurred for overhead, including payroll and benefits for our corporate staff, equity-based compensation, costs of maintaining our headquarters, costs of managing our production and development operations, audit, tax and other fees for professional services and legal compliance.

Interest Expense.    We finance a portion of our working capital requirements and capital expenditures with borrowings under our credit facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We reflect interest paid to the lenders under our credit facility in interest expense. Interest expense is reflected net of capitalized interest.

Derivative Activity

Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. As of December 31, 2017, we had entered into derivative oil swap contracts covering periods from January 1, 2018 through December 31, 2019 for approximately 7.6 MMbls of our projected oil production at a weighted average WTI oil price of $52.09 per barrel. We also have basis differential contracts between Midland, TX and Cushing, OK for the periods from January 1, 2018 through December 31, 2019 covering 8.0 MMbls at a weighted average basis differential of $(1.09) per barrel. These derivative instruments allow us to reduce, but not eliminate, the potential variability in cash flow from operations due to fluctuations in oil prices. Our derivative instruments provide increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil prices and may partially limit our potential gains from future increases in prices. In the future, we may seek to hedge price risk associated with our natural gas and NGL production. See “Item 7A.—Quantitative and Qualitative Disclosure About Market Risk—Commodity Price Risk” for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.

We expect to continue to use commodity derivative instruments to hedge our price risk in the future. Subject to restrictions in our credit agreement, our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. Under our Amended and Restated Credit Facility as of December 31, 2017, we can hedge up to the greater of 85% of our production from proved reserves and 75% of our reasonably anticipated production for up to 24 months in the future, and up to the greater of 75% of our production from proved reserves and 50% of our reasonably anticipated production for 25 to 60 months in the future, provided that no hedges may have a term beyond five years.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Oil and Natural Gas Revenues. The following table provides the components of our production revenues for the years ended December 31, 2017 and 2016, as well as each period’s respective average prices and production volumes:

	Year Ended December 31,
(in thousands or as indicated)	2017	2016	Change	% Change
Production Revenues:
Oil sales	$241,788	$70,078	$171,710	245%
Natural gas sales	9,065	2,213	6,852	310%
NGL sales	15,571	3,068	12,503	408%
Total production revenues	$266,424	$75,359	$191,065	254%
Average sales price(1):
Oil (per Bbl)	$48.56	$41.18	$7.38	18%
Natural gas (per Mcf)	$2.52	$2.32	$0.20	9%
NGLs (per Bbl)	$25.25	$15.81	$9.44	60%
Total (per Boe)	$43.00	$36.68	$6.32	17%
Production volumes:
Oil (MBbls)	4,979	1,702	3,277	193%
Natural gas (MMcf)	3,601	953	2,648	278%
NGLs (MBbls)	617	194	423	218%
Total (MBoe)	6,196	2,054	4,142	202%
Average daily production volume:
Oil (Bbls/d)	13,640	4,649	8,991	193%
Natural gas (Mcf/d)	9,865	2,603	7,262	279%
NGLs (Bbls/d)	1,690	530	1,160	219%
Total (Boe/d)	16,974	5,613	11,361	202%

(1)	Average prices shown in the table reflect prices before the effects of our realized commodity derivative transactions.

As reflected in the table above, our total production revenue for 2017 was 254%, or $191.1 million, higher than that of 2016. The increase in 2017 compared to 2016 is due to higher sales volumes, along with higher realized commodity prices during 2017. Our aggregate production volumes in 2017 were 6,196 MBoe, comprised of 80% oil, 10% natural gas and 10% NGLs. This represents an increase of 202% from 2016 aggregate production volumes of 2,054 MBoe.

Increased production volumes accounted for an approximate $147.8 million increase in year-over-year production revenues, while increases in our total equivalent prices accounted for an approximate $43.3 million increase in year-over-year production revenues. Production increases are largely related to our active drilling program, which added 46.1 net wells that began production during 2017.

Oil sales increased 245%, or $171.7 million, due to a 193% increase in production volumes and an 18% increase in the average realized price for 2017 compared to the prior year. Natural gas sales increased 310%, or $6.9 million, due to a 278% increase in volumes in 2017 and a 9% increase in the average sales price. NGL sales increased 408%, or $12.5 million, due to a 218% increase in sales volumes, as well as a 60% increase in the average realized price for 2017. The increase in average realized price is due to increased market prices for NGLs, particularly for propane, which constitutes the largest component, by value, of our NGLs. In addition, since June 2017 we have experienced ethane rejection, which leaves ethane in the residue gas stream and increases the average realized price of NGLs per barrel.

Other Operating Revenues. Other operating revenues relate to third-party sales of fresh water and water disposal services. During 2017 and 2016, we recognized other operating revenue of $0.9 million and $1.2 million, respectively. The change year-over-year is due to fluctuating sales of our excess fresh water and water disposal capacity between periods.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Year Ended December 31,				Per Boe
(in thousands, except per Boe)	2017	2016	Change	% Change	2017	2016
Lease operating expenses	$17,874	$7,505	$10,369	138%	$2.88	$3.65
Gathering and transportation expenses	4,424	1,046	3,378	323%	$0.71	$0.51
Production and ad valorem taxes	16,120	4,345	11,775	271%	$2.60	$2.12
Exploration	31	2,484	(2,453)	(99)%	$0.01	$1.21
Depletion, depreciation, amortization and accretion	111,049	40,417	70,632	175%	$17.92	$19.67
Impairment of unproved oil and natural gas properties	373	372	1	—%	NM	NM
Other operating expenses	247	649	(402)	(62)%	$0.04	$0.32
General and administrative (before equity-based compensation)	23,091	11,690	11,401	98%	$3.73	$5.69
Total operating expenses (before equity-based compensation)	173,209	68,508	104,701	153%	$27.95	$33.35
Equity-based compensation	442,976	—	442,976
Total operating expenses	$616,185	$68,508	$547,677
NM—Not meaningful.

Lease Operating Expenses.    Our LOE varies in conjunction with our level of production, the timing of our workover expenses and variations in industry activity that cause fluctuations in service provider costs. LOE increased 138% to $17.9 million in 2017, compared to $7.5 million for 2016. The increase largely relates to our increased production and well counts between periods that resulted in higher costs for equipment repair and maintenance, contract labor, chemicals, electricity, water disposal and equipment rental. LOE per Boe decreased 21% to $2.88 during 2017 compared to 2016, primarily due to fixed costs and the impact of the 202% increase in production between the two periods, largely coming from the addition of early-life high-producing, low-operating cost wells.

Gathering and Transportation Expenses.    Gathering and transportation expenses increased $3.4 million during 2017 compared to 2016 primarily due to increased production. In addition, we experienced an increase in our per unit gathering and transportation expense. The period over period increase in our per unit gathering and transportation expense is due to an increase in natural gas production under our fixed fee contracts, as opposed to our percent-of-proceeds contracts. Under percent-of-proceeds contracts, we receive a percentage of the total proceeds received by the marketer, which is net of gathering and transportation costs. Conversely, under our fixed fee natural gas marketing contracts, our gas sales revenue is determined after transporting gas to a downstream sales point and we are separately charged for the associated gathering and transportation costs.

Production and Ad Valorem Taxes.    Production and ad valorem taxes increased 271% between 2017 and 2016, from $4.3 million in 2016 to $16.1 million in 2017. The increase in production taxes is due to an increase in revenues, and the increase in ad valorem taxes relates to the addition of multiple new high-volume wells.

Exploration.    The $2.5 million decrease in exploration expense between 2016 and 2017, is due to decreases in delay rentals on certain unproved properties of $1.3 million, as well as exploratory dry hole costs of $1.2 million incurred in 2016. The exploratory dry hole costs related to an unproductive vertical test well drilled to a shallow horizon.

Depletion, Depreciation, Amortization and Accretion.    DD&A expense increased $70.6 million, or 175%, during 2017 compared to 2016. The increase in DD&A expense was largely due to an increase in production, partially offset by a decrease in our DD&A rate. Our DD&A rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The DD&A rate per Boe decreased 9% to $17.92 per Boe, compared to $19.67 per Boe in 2016. The decrease in our DD&A rate was largely due to an increase in reserve volumes due to continued successful drilling activities, whereas the rate of increase in capitalized costs related to those drilling activities was lower than the rate of reserve increase.

Impairment of Unproved Oil and Natural Gas Properties.    We incurred $0.4 million of impairment costs in 2017 and 2016, which were primarily due to the expiration of certain leases on unproved properties. No impairments were recorded on proved properties during 2017 and 2016.

Other Operating Expenses.    Other operating expenses decreased $0.4 million to $0.2 million in 2017 from $0.6 million in 2016. The $0.2 million of other operating expenses in 2017 was primarily due to sales of fresh water and water disposal to third parties. During 2016, other operating expenses of $0.6 million related to rig termination fees of $0.2 million and $0.4 million of costs related to selling fresh water and water disposal.

General and Administrative and equity-based compensation.    G&A (excluding equity-based compensation) increased 98% to $23.1 million for the year ended December 31, 2017, from $11.7 million for the same period of 2016. The increase is primarily due to a $9.2 million increase in costs related to salaries, employee benefits, contract personnel and other general business expenses required to support the growth of our capital program and production levels. The number of our full-time employees increased from 23 at January 1, 2016 to 59 at December 31, 2017. Additionally, we incurred $1.0 million in higher audit, tax and legal fees, which increases are largely a result of becoming a publicly traded company.

Equity-based compensation expense for the year ended December 31, 2017 was $443.0 million, as summarized in the table below:

(in thousands)
Incentive unit awards	$439,411
Restricted stock unit awards	2,068
Performance stock unit awards	1,497
Total equity-based compensation expense	$442,976

The equity-based compensation expense for the incentive unit awards relates to the common stock transferred to Management Holdco, which is subject to the terms of the amended and restated JPE Management Holdings LLC limited liability company agreement (the “Management Holdco LLC Agreement”), and includes approximately $379.0 million of equity-based compensation expense relative to the common stock issued to MIU holders that vested upon the IPO. Also included in the $439.4 million is $22.2 million of equity-based compensation recognized during the first quarter of 2017 related to incentive unit awards, which were modified in conjunction with a March 2017 separation agreement of a former executive officer. The restricted stock unit (“RSUs”) and performance stock unit (“PSUs”) awards were granted throughout 2017. We expect to recognize additional noncash compensation expense of approximately $10.2 million over approximately 2.1 years for the RSUs and PSUs.

In February 2018, certain employees notified the Company of their desire to terminate their employment.  Under the terms of the Management Holdco LLC Agreement, upon voluntary termination of employment by an incentive unit award holder, the Board of Directors has the discretion to allow outstanding unvested incentive unit awards to immediately vest, to continue to vest post-termination, and/or to be automatically forfeited, or any combination thereof. Any forfeited incentive units are reallocated to the remaining incentive unit holders employed by the Company. In February 2018, the Board of Directors modified these employees’ unvested incentive units to either immediately accelerate vesting, in the case of retiring employees, or continue to vest post-termination under the original vesting period. The Company determined that these are accounted for as modifications under ASC 718 in the first quarter of 2018. As a result of these modifications to the service requirements, the Company determined that, for accounting purposes under ASC 718, the incentive unit awards allocated at IPO no longer met the substantive service condition, and that any previously unrecognized equity-based compensation expense should be recognized immediately. The acceleration of all previously unrecognized equity-based compensation expense for incentive unit awards allocated at the time of the IPO will result in the recognition of approximately $71.2 million of noncash equity-based compensation expense in the first quarter of 2018. This accounting does not alter the legal service obligations under the Management Holdco LLC Agreement for remaining employees whose awards were not modified. Equity-based compensation expense recognition related to incentive unit awards that were unallocated at the time of the IPO is unaffected.

Other Income and Expense

The following table summarizes our other income and expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016	Change
Gain (loss) on commodity derivatives	$(42,615)	$(15,145)	$(27,470)
Interest expense, net	(2,861)	(2,629)	(232)
Other, net	358	—	358
Total other income (expense)	$(45,118)	$(17,774)	$(27,344)

Gain (loss) on Commodity Derivatives.    Net gains and losses on our derivative instruments are a function of fluctuations in the underlying commodity prices and the monthly settlement, if any, of the instruments. As a result, settlements on the contracts are included as a component of other income and expense as either a net gain or loss on noncash derivative instruments. To the extent the future commodity price outlook declines between measurement periods, we will have noncash mark-to-market gains, while to the extent future commodity price outlook increases between measurement periods, we will have noncash mark-to-market losses.

The following table sets forth the net gain (loss) from settlements and changes in the fair value of our derivative contracts, as well as the net cash receipts (payments) on settlements for the years ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Gain (loss) on derivatives instruments, net	$(42,615)	$(15,145)
Net cash receipts (payments) on settled derivatives	$(2,618)	$(2,292)

Interest Expense, net.    Interest expense relates to interest on our credit facility and amortization of financing costs on this facility, net of capitalized interest. During 2017 and 2016, we recorded $2.9 million and $2.6 million, respectively, of interest expense, net of capitalized interest, related to borrowings on our credit facility. Interest expense includes interest paid on the outstanding balance of the credit facility, commitment fees paid on the unused borrowing base, and amortization of debt issuance costs. The terms of our credit facility require us to pay higher interest rate margins as we utilize a larger percentage of our available commitments. The increased interest expense year over year primarily relates to higher commitment fees paid during 2017, which resulted from a higher borrowing base throughout the year. Our average borrowing base during 2017 was $276.3 million compared to $85.4 million in 2016. Interest expense also increased as a result of higher amortization of debt issuance costs, which related to additional financing costs incurred throughout 2017 related to borrowing base increases. These increases were partially offset by a decrease in interest paid, as our average outstanding debt balance during 2017 was $44.8 million, compared to an average outstanding balance of $71.4 million during 2016.

Income tax expense (benefit)

Income tax expense of $57.9 million in 2017 is a result of our change in tax status to a C-corporation, subject to U.S. federal and state income tax, as part of the corporate reorganization. Our predecessor was a pass-through entity subject only to the Texas margin tax at a statutory rate of up to 1.0%, and was not subject to U.S. federal income tax. Further, our predecessor did not have taxable net income for purposes of calculating 2016 Texas franchise tax.

Upon the change in tax status, we established an $80.7 million provision for deferred income taxes, which was recognized as income tax expense. Subsequent to the change in tax status, we recognized $14.5 million of income tax expense. Our total deferred income taxes were reduced in the fourth quarter by $37.3 million as a result of the favorable impact of the Tax Act. As a result of the Tax Act, income taxes in 2018 and beyond will be calculated using the 21% corporate tax rate.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

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

As reflected in the table above, our total production revenue for 2016 was 123%, or $41.5 million, higher than that of 2015. The increase is primarily due to higher sales volumes, partially offset by decreased revenues from lower realized commodity prices during 2016. Our aggregate production volumes in 2016 were 2,054 MBoe, comprised of 83% oil, 8% natural gas and 9% NGLs. This represents an increase of 135% over 2015 aggregate production volumes of 874 MBoe.

Increased production volumes accounted for an approximate $46.0 million increase in year-over-year production revenues, and decreases in our total equivalent prices accounted for an approximate $4.5 million decrease in year-over-year production revenues. Production increases are largely related to our drilling program, which added 10.9 net wells that began production during 2016.

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

Other Operating Revenues. Other operating revenues relate to third-party sales of fresh water and water disposal services. During 2016 and 2015, we recognized other operating revenue of $1.2 million and $40 thousand, respectively. The increase year-over-year is due to increased sales of our excess fresh water and water disposal capacity between periods.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Year Ended December 31,				Per Boe
(in thousands, except per Boe)	2016	2015	Change	% Change	2016	2015
Lease operating expenses	$7,505	3,165	$4,340	137%	$3.65	$3.62
Gathering and transportation expenses	1,046	171	875	512%	$0.51	$0.20
Production and ad valorem taxes	4,345	2,244	2,101	94%	$2.12	$2.57
Exploration	2,484	11	2,473	22,482%	$1.21	$0.01
Depletion, depreciation, amortization and accretion	40,417	22,685	17,732	78%	$19.67	$25.94
Impairment of unproved oil and natural gas properties	372	6,489	(6,117)	(94)%	NM	NM
Other operating expenses	649	250	399	160%	$0.32	$0.29
General and administrative	11,690	7,446	4,244	57%	$5.69	$8.52
Total operating expenses	$68,508	$42,461	$26,047	61%	$33.35	$48.57
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

Production and Ad Valorem Taxes.    Production and ad valorem taxes increased 94% during 2016, from $2.2 million in 2015 to $4.3 million in 2016. The increase in production taxes is primarily due to an increase in revenues and the increase in ad valorem taxes relates to the addition of several new high-volume wells.

Exploration.    The $2.5 million increase in exploration expense between 2016 and 2015, is due to increases in delay rentals on certain unproved properties of $1.3 million, as well as exploratory dry hole costs of $1.2 million incurred in 2016. The exploratory dry hole costs related to an unproductive vertical test well drilled to a shallow horizon.

Depletion, Depreciation, Amortization and Accretion.    Our DD&A expense increased $17.7 million, or 78%, from 2015 to 2016. The increase in DD&A was largely due to an increase in production, partially offset by a decrease in our DD&A rate. Our DD&A rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The DD&A rate per Boe decreased 24% to $19.67 per Boe, compared to $25.94 per Boe in 2015. The decrease in our DD&A rate was largely due to an increase in reserve volumes due to successful drilling activities, whereas the rate of increase in capitalized costs related to these drilling activities was lower than the rate of reserve increase.

Impairment of Unproved Oil and Natural Gas Properties.    We incurred $0.4 million and $6.5 million of impairment expense in 2016 and 2015, respectively, which related to the expiration of certain leases on unproved properties. No impairments were recorded on proved properties during 2016 and 2015.

Other Operating Expenses.    Our other operating expenses increased by $0.4 million from $0.3 million in 2015 to $0.6 million in 2016. The $0.6 million of other operating expense in 2016 included $0.4 million of costs related to sales of fresh water and water disposal to third parties, and $0.2 million for the early termination of a rig contract. In 2015, we incurred $0.3 million of other operating expenses in conjunction with the early termination of a rig contract.

General and Administrative.    G&A increased 57% to $11.7 million for the year ended December 31, 2016, from $7.4 million for the same period of 2015. The increase was primarily due to a $2.6 million increase in employee and contractor costs required to manage our expanding capital program and production levels. The remaining increase was principally due to a $1.0 million employee separation payment paid in the first quarter of 2016, and $0.4 million of additional legal, audit, and tax expenses.

Other Income and Expenses

The following table summarizes our other income and expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2016	2015	Change
Gain (loss) on commodity derivatives	$(15,145)	$1,323	$(16,468)
Interest expense, net	(2,629)	(197)	(2,432)
Other, net	—	—	—
Total other income (expense)	$(17,774)	$1,126	$(18,900)

Gain (loss) on Commodity Derivatives.    Net gains and losses on our derivative instruments are a function of fluctuations in the underlying commodity prices and the monthly settlement, if any, of the instruments. As a result, settlements on the contracts are included as a component of other income and expense as either a net gain or loss on noncash derivative instruments. To the extent the future commodity price outlook declines between measurement periods, we will have noncash mark-to-market gains, while to the extent future commodity price outlook increases between measurement periods, we will have noncash mark-to-market losses.

The following table sets forth the net gain (loss) from settlements and changes in the fair value of our derivative contracts, as well as the net cash receipts (payments) on settlements for the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Gain (loss) on derivatives instruments, net	$(15,145)	$1,323
Net cash receipts (payments) on settled derivatives	$(2,292)	$5,935

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

Income tax expense (benefit)

Our predecessor was a pass-through entity subject only to the Texas margin tax at a statutory rate of up to 1.0%, and was not subject to U.S. federal income tax. Further, our predecessor did not have taxable net income for purposes of calculating 2016 or 2015 Texas franchise tax.

Liquidity and Capital Resources

Historically, our predecessor’s primary sources of liquidity were capital contributions from our equity owners, borrowings under our predecessor’s credit facility and cash flows from operations. During the year ended 2017, our primary sources of liquidity were the proceeds from the IPO of $397.0 million, cash flows from operations of $178.9 million and net borrowings under our credit facility of $23.0 million. Historically, our predecessor’s and our primary use of cash has been for the development and acquisition of oil, natural gas and NGL properties, as well as for development of water sourcing and disposal infrastructure. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.

Capital Expenditures

Capital expenditures for oil and gas acquisitions, exploration, development and infrastructure activities are summarized below:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Acquisitions
Proved properties	$—	$7,482	$—
Unproved properties(1)	69,083	47,468	10,915
Development costs	567,555	144,786	104,213
Infrastructure costs(2)	29,909	13,713	11,801
Exploration costs	31	1,673	852
Total oil and gas capital expenditures	$666,578	$215,122	$127,781

(1)	Relates to acquisition of undeveloped leaseholds and oil and natural gas mineral interest leasing activity.

(2)	Includes surface acreage purchased during 2017, 2016 and 2015 of $1.6 million, $3.1 million and $1.0 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, our capital expenditures have been focused on the development of our properties in the southern Delaware Basin. As of December 31, 2017, we had approximately 87,600 gross (75,200 net) acres.

The following table reflects wells that began producing in the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Gross wells
Operated	46	11	7
Non-operated	5	—	—
	51	11	7
Net wells
Operated	44.3	10.9	6.4
Non-operated	1.8	—	—
	46.1	10.9	6.4

At December 31, 2017, we were in the process of drilling nine gross (8.6 net) wells and had seven gross (6.4 net) wells waiting on completion, including three gross (2.8 net) wells that were in process of being completed.

2018 Capital Budget

Our 2018 capital budget for development of oil and gas properties and infrastructure is as follows:

(in millions)
Drilling and completion	$540.0	—	$590.0
Water infrastructure	20.0	—	25.0
Total	$560.0	—	$615.0

Our 2018 capital budget excludes potential leasehold and/or surface acreage additions. Based on our 2018 capital budget, we expect to spud approximately 40 to 45 gross operated wells, and complete and bring online 42 to 46 gross operated wells. Additionally, the Company expects to participate in 6 to 9 gross non-operated wells. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

Because we operate a high percentage of our acreage, capital expenditure amounts and timing are largely discretionary and within our control. We determine our capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows. Additionally, if we curtail our drilling program, we may lose a portion of our acreage through lease expirations. Furthermore, we may be required to remove some portion of our reserves currently booked as proved undeveloped reserves if such a deferral of planned capital expenditures means we will be unable to develop such reserves within five years of their initial booking.

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and additional borrowing capacity under our credit facility to execute our planned 2018 capital program. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. If we require additional capital funding for capital expenditures, acquisitions or other reasons, we may seek such capital through borrowings under our credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and development of oil and natural gas activities, changes in our hedging activities and changes in our cash and cash equivalents. At December 31, 2017, we had a working capital deficit of $113.4 million, a decrease of $82.5 million compared to a working capital deficit of $31.0 million at December 31, 2016. The decrease is primarily the result of a $91.0 million increase to accrued capital expenditures and other accruals associated with increased development of our oil and natural gas properties, as well as a decrease in the net fair value of our unsettled commodity derivatives of $32.2 million. These decreases in working capital were partially offset by an increase in our accounts receivable of $40.4 million.

We may incur additional working capital deficits in the future due to increases in liabilities related to our drilling program or further decreases in the value of our current commodity derivatives. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents balance totaled approximately $9.5 million and $11.7 million at December 31, 2017 and 2016, respectively. We expect that our cash flows from operating activities, access to capital markets and availability under Amendment No. 2 of our Amended and Restated Credit Facility (described and defined below) will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by operating activities	$178,871	$32,083	$20,372
Net cash used in investing activities	$(600,034)	$(195,425)	$(110,232)
Net cash provided by financing activities	$418,959	$160,904	$70,397

Operating Activities.    Net cash provided by operating activities is primarily affected by the price of oil, natural gas and NGLs, production volumes and changes in working capital.

The $146.8 million increase in 2017 compared to 2016 primarily resulted from a $190.8 million increase in revenues, which resulted from a 202% increase in volumes and a 17% increase in the average price received per Boe. This was partially offset by $22.7 million of higher cash operating costs primarily due to increased production, and $11.4 million of increased cash G&A costs due to additional personnel.

The $11.7 million increase in 2016 compared to 2015 is primarily due to a 126%, or $42.7 million, increase in revenues, which resulted primarily from a 135% increase in volumes. Net cash provided by operating activities also increased in 2016 due to a favorable change in operating assets and liabilities of $7.5 million. These increases were partially offset by a $14.7 million nonrecurring management incentive advance, an $8.2 million decrease in net cash received for settlements of derivatives, and higher operating costs primarily due to increased production.

Investing Activities.    Cash flows from investing activities primarily consist of the acquisition, exploration, and development of oil and natural gas properties, net of dispositions of oil and natural gas properties.

During 2017, net cash flow used in investing activities was $600.0 million, which included investments in developing our acreage of $523.6 million and leasehold and acquisition costs of $73.5 million. In 2016, net cash used for investing activities of $195.4 million included $139.6 million and $54.7 million for the development and acquisition of oil and natural gas properties, respectively. In 2015, net cash used for investing activities included $96.7 million and $13.7 million for the development and acquisition of oil and natural gas properties, respectively.

Financing Activities.    Net cash provided by financing activities includes the issuance of equity and debt transactions.

Net cash provided by financing activities during 2017 was primarily due to $398.4 million of net proceeds from the sale of common stock in the IPO and $165.0 million of borrowings on our credit facility, which was partially offset by a repayment on our credit facility of $142.0 million after the IPO. Net cash provided by financing activities in 2016 included $51.5 million of cash provided by contributions from JPE LLC members and $112.0 million of borrowings under our credit facility. Net cash provided by financing activities in 2015 included $51.0 million of cash provided by member unit issuances and $20.0 million of borrowings under our credit facility.

Credit Facility

On June 19, 2015, our predecessor entered into a credit agreement that provided for a senior secured revolving credit facility with an aggregate commitment of $500.0 million (subject to the then-effective borrowing base). In January 2017, the borrowing base increased to $180.0 million. In connection with the IPO, we, as parent guarantor, and our predecessor, as borrower, entered into an Amended and Restated Credit Facility. The Amended and Restated Credit Facility matures on February 1, 2022. After giving effect to such amendment and restatement, the aggregate principal commitment increased to $1.0 billion and the borrowing base under the Amended and Restated Credit Facility remained at $180.0 million. Also in connection with the IPO, we fully repaid the outstanding borrowings under the credit facility of $142.0 million. In April 2017, the borrowing base was increased to $250.0 million, and in October 2017 we entered into Amendment No. 1 to the Amended and Restated Credit Facility which increased the borrowing base to $425.0 million. In March 2018, we entered into Amendment No. 2 to the Amended and Restated Credit Facility which extended the maturity date of the Amended and Restated Credit Facility to March 2023, increased the aggregate commitment to $1.5 billion, increased the borrowing base to $540.0 million, increased the hedging limits, and lowered the pricing grid. As of the date of this filing, we have $265.0 million outstanding, and $275.0 million available under the borrowing base.

The amount available to be borrowed under our Amended and Restated Credit Facility is subject to a borrowing base that is redetermined semiannually by each April 1 and October 1, or during an elected quarterly redetermination, by the lenders at their sole discretion. The borrowing base depends on, among other things, the volumes of our proved reserves and estimated cash flows from these reserves and our commodity hedge positions as well as any other outstanding debt. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, we could be required to immediately repay a portion of the debt outstanding under our credit agreement.

At December 31, 2017, the weighted average interest rate on borrowings under our credit facility was approximately 3.68%. We also paid a commitment fee on unused amounts of our credit facility of 0.375% to 0.50% per year on the unused portion of the borrowing base, depending on the relative amount of the loan outstanding in relation to the borrowing base. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

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

At December 31, 2017, our Amended and Restated Credit Facility contains financial covenants, which are measured on a quarterly basis. The covenants, as defined in the Amended and Restated Credit Facility, include requirements to comply with the following financial ratios:

•
a current ratio, which is the ratio of our consolidated current assets (including unused commitments under our credit facility and excluding noncash assets related to ARO and derivatives) to our consolidated current liabilities (excluding the current portion of long-term debt under our credit agreement and noncash liabilities related to ARO obligations and derivatives), as of the last day of each fiscal quarter, of not less than 1.0 to 1.0; and

•
a leverage ratio, which is the ratio of our consolidated Debt (as defined in our credit agreement) as of the last day of each fiscal quarter, subject to certain exclusions (as described in our credit agreement) to EBITDAX (as defined in our credit agreement) for the last 12 months ending on the last day of that fiscal quarter, of not greater than 4.0 to 1.0.

As of December 31, 2017, we were in compliance with all financial covenants.

Amendment No. 1 to the Amended and Restated Credit Facility permitted us to hedge up to the greater of 85% of production from proved reserves and 75% of our reasonably anticipated production for up to 24 months in the future, and up to the greater of 75% of our production from proved reserves and 50% of our reasonably anticipated production for 25 to 60 months in the future, provided that no hedges had a term beyond five years. Under Amendment No. 2 to the Amended and Restated Credit Facility, we are permitted to hedge up to 85% of forecasted production for up to 24 months in the future, and up to the greater of 75% of our production from proved reserves and 60% of our reasonably anticipated forecasted production for 25 to 60 months in the future, provided that no hedges have a term beyond five years.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2017 is provided in the following table:

	Payments Due by Period for the Year Ending December 31,
(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Credit facility(1)	$—	$—	$—	$—	$155,000	$—	$155,000
Operating leases(2)	2,052	1,490	1,514	1,535	1,552	8,962	17,105
Service and purchase contracts(3)	2,380	1,287	1,285	750	—	—	5,702
Rig contracts(4)	16,054	—	—	—	—	—	16,054
Frac fleet contracts(5)	73,200	—	—	—	—	—	73,200
Total	$93,686	$2,777	$2,799	$2,285	$156,552	$8,962	$267,061

(1)
This table does not include future commitment fees, interest expense or other costs related to our credit facility because we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. As of December 31, 2017, we had $155.0 million outstanding under our Amended and Restated Credit Facility and $270.0 million of borrowing capacity available.

(2)
Primarily relates to the lease of our corporate offices. In January 2018, we entered into a termination agreement on our initial corporate office lease, in which we agreed to a one-time termination fee of approximately $0.3 million. Including this fee, the 2018 operating lease commitment would be $1.8 million.

(3)	Primarily relates to a retail power purchase agreement and seismic data gathering contract.

(4)
Relates to six drilling rig contracts as of December 31, 2017. If we were to terminate these contracts at December 31, 2017, we would be required to pay early termination penalties of approximately $7.5 million.

(5)
Relates to three frac fleets under contract at December 31, 2017. The majority of the contracts allow for reassignment of the frac fleets to another operator if we were to terminate their services prior to the end of the contract, at which point we would not be required to pay termination fees. However, if the fleets were not able to be reassigned, we would be required to pay termination fees of $57.2 million as of December 31, 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated and combined financial statements. Our more significant accounting policies and estimates include: impairment of oil and natural gas properties, oil, natural gas and NGL reserve quantities and standardized measure of discounted future net cash flows, derivative instruments and income taxes. We provide an expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated and combined financial statements.

A complete list of our significant accounting policies is described in Note 2, Significant Accounting Policies and Related Matters, to our consolidated and combined financial statements for the year ended December 31, 2017.

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

Oil, Natural Gas and NGL Reserve Quantities and Standardized Measure of Discounted Future Net Cash Flows

We engage Ryder Scott, our independent petroleum engineer, to prepare our total estimated proved reserves. We expect proved reserve estimates will change as additional information becomes available and as commodity prices and operating and capital costs change. We evaluate and estimate our proved reserves internally each quarter and Ryder Scott estimates our proved reserves annually. Reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is possible that, because of changes in market conditions or the inherent imprecision of reserve estimates, the estimates of future cash inflows, future gross revenue, the amount of oil and natural gas reserves, the remaining estimated lives of oil and natural gas properties or any combination of the above may be increased or reduced. Increases in recoverable economic volumes generally reduce per unit depletion rates while decreases in recoverable economic volumes generally increase per unit depletion rates.

It should not be assumed that the standardized measure included in this report as of December 31, 2017 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2017 standardized measure on the 12-month unweighted average of the first-day-of-the-month pricing for oil and natural gas and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1A. Risk Factors” and “Item 1 and 2. Business and Properties” for additional information regarding estimates of proved reserves.

Derivative Instruments

We utilize commodity derivative instruments to manage our exposure to commodity price volatility. All our commodity derivative instruments are utilized to manage price risk attributable to our expected production, and we do not enter into such instruments for speculative trading purposes. We do not designate any derivative instruments as cash flow hedges for financial reporting purposes. We record all derivative instruments on the balance sheet as either assets or liabilities measured at estimated fair value. We compute the fair value of our derivatives by computing the discounted cash flows for the duration of each commodity derivative instrument using the terms of the related contract. Inputs consist of published forward commodity price curves as of the date of the estimate. We compare these prices to the price parameters contained in our hedge contracts to determine estimated future cash inflows or outflows. The fair value estimates are adjusted relative to non-performance risk as appropriate. We record gains and losses from the change in fair value of derivative instruments in current earnings as they occur. We do not currently utilize any derivative instruments to manage exposure to variable interest rates, but may do so in the future.

Income Taxes

We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our consolidated and combined financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in predicting when these events may occur and whether recovery of an asset is more likely than not. Deferred tax assets are reduced by a valuation allowance if we believe it is more likely than not such deferred tax assets will not be realized. Additionally, our federal and state income tax returns are generally not filed before the consolidated and combined financial statements are prepared. Therefore, we estimate the tax basis of our assets and liabilities at the end of each period, as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards. Adjustments related to differences between the estimates we use and actual amounts we report are recorded in the periods in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery and liability settlement could have an impact on our results of operations.

The calculation of deferred tax assets and liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination.

Recently Issued Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies and Related Matters – Recent Accounting Pronouncements, to the consolidated and combined financial statements included elsewhere in this report for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2017. Please read Note 10, Commitments and Contingencies, included in notes to the consolidated and combined financial statements included elsewhere in this report, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas and NGLs production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for our oil, natural gas and NGL production depend on numerous factors beyond our control, some of which are discussed in “Item 1A. Risk Factors—Risks Related to Our Business—Oil, natural gas and NGL prices are volatile. A reduction or sustained decline in oil, natural gas and NGL prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.”

Oil sales contributed 91% of our total production revenues for 2017. Natural gas sales contributed 3% and NGL sales contributed 6% of our total production revenues for 2017. Our oil, natural gas and NGL revenues do not include the effects of derivatives instruments used to mitigate price volatility. The following table shows how hypothetical changes in the realized prices we receive for our commodity sales would have impacted revenue for the periods indicated during 2017:

(in thousands)	Change in Realized Prices	Impact on Revenue
Oil	+ / - $1.00 per barrel	+ / -	$4,979
Natural gas	+ / - $0.10 per Mcf	+ / -	$360
NGL	+ / - $1.00 per barrel	+ / -	$617

Due to this volatility, we use commodity derivative instruments such as swaps and basis swaps to hedge price risk associated with a portion of our oil production. In the future, we may use commodity derivatives to hedge a portion of our natural gas or NGL production. These hedging instruments will allow us to reduce, but not eliminate, the potential variability in cash flow from operations due to fluctuations in oil prices. This provides increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil prices and may partially limit our potential gains from future increases in prices. We may seek to hedge price risk associated with our natural gas and NGL production in the future.

Under our Amended and Restated Credit Facility as of December 31, 2017, we are permitted to hedge up to the greater of 85% of our production from proved reserves and 75% of our reasonably anticipated production for up to 24 months in the future, and up to the greater of 75% of our production from proved reserves and 50% of our reasonably anticipated production for 25 to 60 months in the future, provided that no hedges may have a term beyond five years. Under Amendment No. 2 to the Amended and Restated Credit Facility, we are permitted to hedge up to 85% of forecasted production for up to 24 months in the future, and up to the greater of 75% of our production from proved reserves and 60% of our reasonably anticipated forecasted production for 25 to 60 months in the future, provided that no hedges have a term beyond five years.

At December 31, 2017, we had a net liability position of $52.9 million related to our derivatives in place for the years 2018 through 2019. Based on our open derivative positions at December 31, 2017, a 10% increase in the NYMEX WTI price would increase our net oil derivative liability by approximately $43.7 million, while a 10% decrease in the NYMEX WTI price would decrease our net oil derivative liability by approximately $43.7 million.

See Note 3, Derivative Instruments, and Note 4, Fair Value Measurements, to our consolidated and combined financial statements included elsewhere in this report for a summary of our open derivative positions, as well as a discussion of how we determine the fair value of and account for our derivative contracts.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. The counterparties to our derivative contracts currently in place have investment grade ratings, and are all lenders or affiliates of lenders under our Amended and Restated Credit Facility.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Amended and Restated Credit Facility. At December 31, 2017, we had $155.0 million of debt outstanding, all of which was under Amendment No. 1 to our Amended and Restated Credit Facility, with a weighted average interest rate of 3.68%. At December 31, 2017, borrowings under the Amendment No. to our Amended and Restated Credit Facility bore interest at a rate elected by us that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50%, and the thirty-day adjusted LIBOR plus 1.0%) or LIBOR, in each case, plus the applicable margin. The applicable margin ranged from 1.00% to 2.00% in the case of the alternative base rate, and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We paid a commitment fee on unused amounts of our credit facility of 0.375% to 0.50% per year on the unused portion of the borrowing base, depending on the relative amount of the loan outstanding in relation to the borrowing base.

Borrowings under the Amended and Restated Credit Facility following Amendment No. 2 bear interest at a rate we elect that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50%, and the thirty-day adjusted LIBOR plus 1.0%) or LIBOR, in each case, plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate, and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The commitment fee paid by the Company remains at 0.375% to 0.50% per year on the unused portion of the borrowing base, depending on the relative amount of the loan outstanding in relation to the borrowing base.

Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $1.6 million per year. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 is incorporated by reference from the information in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.jaggedpeakenergy.com) under “Corporate Governance” within the “Investor Relations” section. We will provide a copy of this document to any person, without charge, upon request, by writing to us at Jagged Peak Energy Inc., Investor Relations, 1401 Lawrence Street, Suite 1800, Denver, Colorado 80202. We intend to satisfy the disclosure requirement under Item 406(c) of Regulation S‑K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Information as to Item 11 is incorporated by reference from the information in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 is incorporated by reference from the information in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to Item 13 is incorporated by reference from the information in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information as to Item 14 is incorporated by reference from the information in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

The consolidated and combined financial statements are listed on the Index to Financial Statements to this report beginning on page F-1.

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

10.2.1
Amended and Restated Credit Agreement, dated as of February 1, 2017, by and among Jagged Peak Energy Inc., as parent guarantor, Jagged Peak Energy LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 7, 2017).

10.2.2
Amendment No. 1, Master Assignment, and Agreement to Amended and Restated Credit Agreement, dated as of October 26, 2017, among Jagged Peak Energy LLC, as borrower, the guarantors party named therein, Wells Fargo Bank, National Association, as administrative agent and as issuing lender, the lenders named therein, the assignors named therein, and the assignees named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 8, 2017).

10.3†
Form of Indemnification Agreement between Jagged Peak Energy Inc. and its Officers and Directors (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on May 12, 2017).

10.4†
Executive Employment Agreement, dated April 3, 2013, between Jagged Peak Energy Management LLC and Joseph. N. Jaggers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-215179), filed with the SEC on December 19, 2016).

10.5†
Separation and Release Agreement, dated as of March 14, 2017, between Jagged Peak Energy Inc. and Gregory S. Hinds (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on May 12, 2017).

10.6†	Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed with the SEC on August 10, 2017).
10.7†	Form of Employment Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed with the SEC on August 10, 2017).
10.8†	Jagged Peak Energy Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 31, 2017).
10.9†	Form of Director Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 20, 2017).

10.10†	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.11†	Form of Employee Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.12†	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.13†	Form of Employee Notice of Grant of Performance Stock Units (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.14†	Form of Employee Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.15†	Form of Series B Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
21.1	Subsidiary of the Registrant.
*23.1	Consent of KPMG LLP.
*23.2	Consent of Ryder Scott Company, LP.
*31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
**32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*99.1	Ryder Scott Company, LP, Summary of Reserves at December 31, 2017.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Compensatory plan or arrangement.
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

JAGGED PEAK ENERGY INC.
Date:	March 22, 2018	By:	/s/ JOSEPH N. JAGGERS
			Name:	Joseph N. Jaggers
			Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JOSEPH N. JAGGERS	Chairman, Chief Executive Officer and President	March 22, 2018
Joseph N. Jaggers	(Principal Executive Officer)

/s/ ROBERT W. HOWARD	Executive Vice President, Chief Financial Officer	March 22, 2018
Robert W. Howard	(Principal Financial Officer)

/s/ SHONN D. STAHLECKER	Controller	March 22, 2018
Shonn D. Stahlecker

/s/ CHARLES D. DAVIDSON	Director	March 22, 2018
Charles D. Davidson

/s/ ROGER L. JARVIS	Director	March 22, 2018
Roger L. Jarvis

/s/ JAMES J. KLECKNER	Director	March 22, 2018
James J. Kleckner

/s/ MICHAEL C. LINN	Director	March 22, 2018
Michael C. Linn

/s/ JOHN R. SULT	Director	March 22, 2018
John R. Sult

/s/ S. WIL VANLOH, JR.	Director	March 22, 2018
S. Wil VanLoh, Jr.

/s/ DHEERAJ VERMA	Director	March 22, 2018
Dheeraj Verma

/s/ BLAKE A. WEBSTER	Director	March 22, 2018
Blake A. Webster

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Jagged Peak Energy Inc.:

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Jagged Peak Energy Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.

Denver, Colorado
March 22, 2018

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,523	$11,727
Accounts receivable	50,734	10,327
Other current assets	806	3,412
Total current assets	61,063	25,466
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	1,195,831	531,121
Accumulated depletion	(166,592)	(57,529)
Total oil and gas properties, net	1,029,239	473,592
Other property and equipment, net	9,708	3,001
Total property and equipment, net	1,038,947	476,593
OTHER NONCURRENT ASSETS
Unamortized debt issuance costs	3,273	1,503
Derivative instruments	26	—
Other assets	119	14,830
Total noncurrent assets	3,418	16,333
TOTAL ASSETS	$1,103,428	$518,392
LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$382	$7,629
Accrued liabilities	132,311	39,225
Derivative instruments	41,782	9,567
Total current liabilities	174,475	56,421
LONG-TERM LIABILITIES
Senior secured revolving credit facility	155,000	132,000
Derivative instruments	11,095	3,287
Asset retirement obligations	811	448
Deferred income taxes	57,943	—
Other long-term liabilities	4,759	124
Total long-term liabilities	229,608	135,859
Commitments and contingencies
STOCKHOLDERS’ / MEMBERS’ EQUITY
Members' equity	—	346,098
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued at December 31, 2017; no shares authorized or issued at December 31, 2016	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 212,930,655 shares issued at December 31, 2017; no shares authorized or issued at December 31, 2016	2,129	—
Additional paid-in capital	773,674	—
Accumulated deficit	(76,458)	(19,986)
Total stockholders' / members' equity	699,345	326,112
TOTAL LIABILITIES AND STOCKHOLDERS’ / MEMBERS’ EQUITY	$1,103,428	$518,392
The accompanying Notes are an integral part of these consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Oil sales	$241,788	$70,078	$31,534
Natural gas sales	9,065	2,213	948
NGL sales	15,571	3,068	1,329
Other operating revenues	888	1,163	40
Total revenues	267,312	76,522	33,851
OPERATING EXPENSES
Lease operating expenses	17,874	7,505	3,165
Gathering and transportation expenses	4,424	1,046	171
Production and ad valorem taxes	16,120	4,345	2,244
Exploration	31	2,484	11
Depletion, depreciation, amortization and accretion	111,049	40,417	22,685
Impairment of unproved oil and natural gas properties	373	372	6,489
General and administrative expenses (including equity-based compensation of $442,976, $0 and $0 in 2017, 2016 and 2015, respectively)	466,067	11,690	7,446
Other operating expenses	247	649	250
Total operating expenses	616,185	68,508	42,461
INCOME (LOSS) FROM OPERATIONS	(348,873)	8,014	(8,610)
OTHER INCOME (EXPENSE)
Gain (loss) on commodity derivatives	(42,615)	(15,145)	1,323
Interest expense, net	(2,861)	(2,629)	(197)
Other, net	358	—	—
Total other income (expense)	(45,118)	(17,774)	1,126
INCOME (LOSS) BEFORE INCOME TAX	(393,991)	(9,760)	(7,484)
Income tax expense (benefit)	57,943	—	—
NET INCOME (LOSS)	(451,934)	(9,760)	(7,484)
Less: Net loss attributable to Jagged Peak Energy LLC (predecessor)	(375,476)	(9,760)	(7,484)
NET INCOME (LOSS) ATTRIBUTABLE TO JAGGED PEAK ENERGY INC. STOCKHOLDERS	$(76,458)	$—	$—

Net income (loss) attributable to Jagged Peak Energy Inc. Stockholders per common share:
Basic	$(0.36)
Diluted	$(0.36)

Weighted-average common shares outstanding:
Basic	212,932
Diluted	212,932
The accompanying Notes are an integral part of these consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Members' Equity	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity / Members' Equity
		Shares	Amount
BALANCE AT DECEMBER 31, 2014	$243,556	$—	$—	$—	$(2,742)	$240,814
Capital contributions	51,000	—	—	—		51,000
Net income (loss)	—	—	—	—	(7,484)	(7,484)
BALANCE AT DECEMBER 31, 2015	294,556	—	—	—	(10,226)	284,330
Capital contributions	51,542	—	—	—	—	51,542
Net income (loss)	—	—	—	—	(9,760)	(9,760)
BALANCE AT DECEMBER 31, 2016	346,098	—	—	—	(19,986)	326,112
Deemed contribution - incentive unit compensation	364,314	—	—	—	—	364,314
Net income (loss) for the period prior to the corporate reorganization	—	—	—	—	(375,476)	(375,476)
Balance prior to corporate reorganization and initial public offering	710,412	—	—	—	(395,462)	314,950
Issuance of common stock in corporate reorganization	(710,412)	184,605	1,846	313,104	395,462	—
Issuance of common stock in initial public offering, net of offering costs	—	28,333	283	396,708	—	396,991
Equity-based compensation	—	—	—	63,950	—	63,950
Vested stock exchanged for tax withholding	—	(7)	—	(88)	—	(88)
Net income (loss)	—	—	—	—	(76,458)	(76,458)
BALANCE AT DECEMBER 31, 2017	$—	212,931	$2,129	$773,674	$(76,458)	$699,345
The accompanying Notes are an integral part of these consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(451,934)	$(9,760)	$(7,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion expense	111,049	40,417	22,685
Management incentive unit advance	—	(14,712)	—
Impairment of unproved oil and natural gas properties	373	372	6,489
Exploratory dry hole costs	—	1,192	—
Amortization of debt issuance costs	606	260	61
Deferred income taxes	57,943	—	—
Equity-based compensation	442,976	—	—
(Gain) loss on commodity derivatives	42,615	15,145	(1,323)
Net cash receipts (payments) on settled derivatives	(2,618)	(2,292)	5,935
Other	882	(160)	(155)
Change in operating assets and liabilities:
Accounts receivable and other current assets	(40,442)	(2,588)	(5,997)
Other assets	(3)	11	17
Accounts payable and accrued liabilities	17,424	4,198	144
Net cash provided by operating activities	178,871	32,083	20,372
CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold and acquisition costs	(73,492)	(54,681)	(13,716)
Development of oil and natural gas properties	(523,559)	(139,571)	(96,743)
Other capital expenditures	(2,983)	(1,969)	(213)
Proceeds from sale of oil and natural gas properties	—	796	440
Net cash used in investing activities	(600,034)	(195,425)	(110,232)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of underwriting fees	401,625	—	—
Proceeds from JPE LLC members	—	51,542	51,000
Proceeds from credit facility	165,000	112,000	20,000
Repayment of credit facility	(142,000)	—	—
Debt issuance costs	(2,362)	(1,220)	(603)
Costs relating to initial public offering	(3,216)	(1,418)	—
Employee tax withholding for settlement of equity compensation awards	(88)	—	—
Net cash provided by financing activities	418,959	160,904	70,397
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,204)	(2,438)	(19,463)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,727	14,165	33,628
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,523	$11,727	$14,165
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest	$2,021	$2,190	$95
Cash paid for income taxes	—	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$105,401	$36,581	$17,720
Asset retirement obligations	600	(100)	189
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Accrued offering costs	$—	$1,224	$—
The accompanying Notes are an integral part of these consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Note 1—Organization, Operations and Basis of Presentation

Organization and Operations

Jagged Peak Energy Inc. (either individually or together with its subsidiaries, as the context requires, “Jagged Peak” or the “Company”) is an independent oil and natural gas company focused on the acquisition and development of unconventional oil and associated liquids-rich natural gas reserves in the southern Delaware Basin; the Delaware Basin is a sub-basin of the Permian Basin of West Texas. The Company’s acreage is located on large, contiguous blocks in the adjacent counties of Winkler, Ward, Reeves and Pecos, with significant oil-in-place within multiple stacked hydrocarbon-bearing formations.

Corporate Reorganization and Initial Public Offering

Jagged Peak is a Delaware corporation formed in September 2016, as a wholly owned subsidiary of Jagged Peak Energy LLC (“JPE LLC”), a Delaware limited liability company formed in April 2013. JPE LLC was formed by an affiliate of Quantum Energy Partners (“Quantum”) and certain members of Jagged Peak’s management team. Jagged Peak was formed to become the holding company of JPE LLC in connection with Jagged Peak’s initial public offering (the “IPO”).

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

On January 27, 2017, the Company initiated its IPO of common stock to the public, and its common stock began trading on the New York Stock Exchange. During the IPO, the Company and selling stockholders sold 31,599,334 shares at $15.00 per share, raising $474.0 million of gross proceeds. Of the 31,599,334 shares issued to the public, 28,333,334 shares were sold by the Company, and 3,266,000 shares were sold by the selling stockholders. The gross proceeds of the IPO to the Company, based on the public offering price of $15.00 per share, were approximately $425.0 million, which resulted in net proceeds to the Company of $397.0 million after deducting expenses and underwriting discounts and commissions of approximately $28.0 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. A portion of the proceeds from the IPO were used to repay the entire outstanding balance on JPE LLC’s credit facility of $142.0 million as of the date the IPO proceeds were received. The remainder of the net proceeds from the IPO were used to fund a portion of the Company’s 2017 capital expenditures program, and for other general corporate purposes.

Basis of Presentation

The accompanying consolidated and combined financial statements include the accounts of Jagged Peak and JPE LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated and combined financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany and intra-company amounts have been eliminated. The consolidated and combined financial statements for periods prior to January 27, 2017 reflect the historical results of JPE LLC, other than the equity-based compensation expense and deferred tax expense, as further described in Notes 6 and 8, respectively.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Industry Segment and Geographic Information

The Company evaluated how it is organized and managed, and has identified one operating segment—the production and development of oil and natural gas. All of the Company’s assets are located in the United States, and all of its revenues are

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

attributable to customers located in the United States.

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

Estimates made in preparing these consolidated and combined financial statements include, among other things, (1) estimates of oil and natural gas reserve quantities, which impact depreciation, depletion and amortization and impairment of oil and natural gas properties, (2) operating and capital costs accrued, (3) estimates of timing and costs used in calculating asset retirement obligations, (4) estimates of the fair value of equity-based compensation, (5) estimates used in developing fair value assumptions and estimates, (6) estimates of deferred income taxes and (7) estimates and assumptions used in the disclosure of commitments and contingencies. Changes in estimates, assumptions or actual results could have a significant impact on results in future periods.

Fair Value Measurements

The Company’s financial instruments are measured at estimated fair value, and consist of derivative instruments, cash and cash equivalents, accounts payable and accrued expenses. The Company’s derivative instruments are measured at fair value on a recurring basis. The carrying amounts of the Company’s other financial instruments are considered to be representative of their fair market value due to their short-term nature.

The Company also applies fair value accounting guidance to measure nonfinancial assets and liabilities, such as the acquisition or impairment of oil and gas properties and the inception value of asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. See Note 4, Fair Value Measurements, for further discussion.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash balances held at commercial banks may at times exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any credit losses to date.

Revenue Recognition

Revenue is recognized when production is delivered to a purchaser at a fixed and/or determinable price, title has transferred and the collectability of the revenue is probable. Oil, natural gas and NGL revenue is recorded using the sales method. Under the sales method, revenues are based on actual sales volumes of commodities sold to purchasers. As of December 31, 2017 and 2016, the Company had no assets or liabilities recorded for oil, natural gas or NGL imbalances.

Accounts Receivable

The Company’s accounts receivable are generated primarily from the sale of oil, natural gas and NGLs to various customers, from the billing of working interest partners for work on wells the Company operates, and from derivative settlements receivable shortly after the balance sheet date. The Company monitors the financial strength of its customers, partners, and counterparties. At December 31, 2017 and 2016, the Company did not have any reserves for doubtful accounts and did not incur any bad debt expense in any period presented.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

At December 31, 2017 and 2016, accounts receivable was comprised of the following:

	December 31,
(in thousands)	2017	2016
Oil and gas sales	$42,869	$8,861
Joint interest	7,860	580
Other	5	886
Total accounts receivable	$50,734	$10,327

Significant Customers

The Company’s share of oil, natural gas and NGL production is sold to a relatively small number of customers. The loss of any single purchaser could materially and adversely affect the Company’s revenues in the short-term; however, the Company believes that the loss of any of its purchasers would not have a long-term material adverse effect on its financial condition and results of operations as oil and natural gas are fungible products with well-established markets and numerous purchasers.

The following purchasers individually accounted for 10% or more of the Company’s total production revenue during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Trafigura Trading, LLC	78%	57%	—%
Sunoco Partners Marketing	11%	31%	68%
Shell Trading (US) Company	—%	—%	21%

Other Current Assets

The components of other current assets are shown below:

	December 31,
(in thousands)	2017	2016
Prepaid expenses	$607	$255
Deferred offering costs	—	2,642
Other current assets	199	515
Total other current assets	$806	$3,412

Incremental costs directly related to the IPO were capitalized as deferred offering costs within other current assets until the IPO, at which point these costs were offset against the proceeds received.

Derivative Instruments

The Company uses commodity derivative instruments to manage its exposure to oil and natural gas price volatility. All of the commodity derivative instruments are utilized to manage price risk attributable to the Company’s expected oil and natural gas production, and the Company does not enter into such instruments for speculative trading purposes. The Company does not designate any derivative instruments as hedges for accounting purposes. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at their estimated fair value. The Company records gains and losses from the change in fair value of derivative instruments in current earnings as they occur. The Company currently does not utilize any derivative instruments to manage exposure to variable interest rates, but may do so in the future.

The cash flow impact of the Company’s derivative activities is reflected as cash flows from operating activities. See Note 3, Derivative Instruments, for a more detailed discussion of the Company’s derivative activities.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Oil and Natural Gas Properties

A summary of the Company’s oil and natural gas properties, net is as follows:

	December 31,
(in thousands)	2017	2016
Proved oil and natural gas properties	$1,012,321	$375,129
Unproved oil and natural gas properties	183,510	155,992
Total oil and natural gas properties	1,195,831	531,121
Less: Accumulated depletion	(166,592)	(57,529)
Total oil and natural gas properties, net	$1,029,239	$473,592

Proved Oil and Natural Gas Properties

The Company accounts for its oil and natural gas exploration and development costs using the successful efforts method. Under this method, all costs incurred related to the acquisition of oil and natural gas properties and the costs of drilling development wells and successful exploratory wells are capitalized, while the costs of unsuccessful exploratory wells are expensed when the well is determined not to have recoverable reserves in commercial quantities. Other items charged to expense generally include lease and well operating costs and delay rentals. Geological and geophysical costs directly related to developing proved properties are capitalized. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units of production amortization rate.

Capitalized leasehold costs attributable to proved properties are depleted using the units-of-production method based on proved reserves on a field basis. Capitalized well costs, including asset retirement costs, are depleted based on proved developed reserves on a field basis. For the years ended December 31, 2017, 2016 and 2015, the Company recorded depletion for oil and natural gas properties of $109.2 million, $39.4 million and $22.2 million, respectively. Depletion expense is included in depletion, depreciation, amortization and accretion expense on the accompanying consolidated and combined statements of operations.

Proved oil and natural gas properties are reviewed for impairment when facts and circumstances indicate their carrying value may not be recoverable. The Company estimates the expected future cash flows of oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to estimated fair value. The factors used to determine fair value may include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital expenditures and a commensurate discount rate. These assumptions and estimates represent Level 3 inputs, as further discussed in Note 4, Fair Value Measurements. The Company did not record any impairment expenses associated with its proved properties during the years ended December 31, 2017, 2016 and 2015.

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

Unproved properties are periodically assessed for impairment on a property-by-property basis. The Company evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage, and records impairment expense for any decline in value. Impairment of unproved properties for leases which have expired, or are expected to expire, was $0.4 million, $0.4 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, during 2016 the Company incurred dry hole costs of $1.2 million related to a vertical test well drilled to an unproductive shallow horizon. There were no dry hole costs incurred in 2017 or 2015. Impairments are presented within impairment of unproved oil and natural gas properties, while dry hole costs are presented within exploration expenses on the consolidated and combined statements of operations.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Oil and Natural Gas Reserves

The estimates of proved oil and natural gas reserves utilized in the preparation of the financial statements are estimated in accordance with the rules established by the Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”). The Company’s annual reserve estimates were prepared by third-party petroleum engineers. Reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is possible that, because of changes in market conditions or the inherent imprecision of reserve estimates, the estimates of future cash flows, future gross revenue, the amount of oil and natural gas reserves, the remaining estimated lives of oil and natural gas properties, or any combination of the above may be increased or reduced. Increases in recoverable economic volumes generally reduce per unit depletion rates while decreases in recoverable economic volumes generally increase per unit depletion rates. See “Supplemental Oil and Natural Gas Disclosures (Unaudited)” following these Notes for a more detailed discussion of the Company’s oil and natural gas reserves.

Other Property and Equipment

The following table presents the components of other property and equipment, net:

	December 31,
(in thousands)	2017	2016
Other property and equipment	$12,167	$4,760
Less: Accumulated depreciation	(2,459)	(1,759)
Total other property and equipment, net	$9,708	$3,001

Other property and equipment includes equipment used in drilling and completion activities, the Company’s field office, leasehold improvements, vehicles, IT hardware and software and office furniture, and is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives, which range from 2 to 20 years. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $0.9 million and $0.4 million, respectively. When property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from the accounting records.

Unamortized Debt Issuance Costs

The Company incurred legal and bank fees in connection with obtaining its senior secured revolving credit facility and incurs such fees when increasing bank commitments in conjunction with redetermining an increase in its borrowing base. These costs are stated on the consolidated and combined balance sheets as noncurrent assets at cost, net of amortization, which is computed over the life of the credit facility using the straight-line method and recognized as interest expense on the consolidated and combined statements of operations.

Other Noncurrent Assets

At December 31, 2017, other noncurrent assets primarily consists of deposits for office space leases. At December 31, 2016, other noncurrent assets included a $14.7 million cash advance to management incentive unit advance recipients. The advance was recognized on the consolidated and combined statements of operations as equity-based compensation expense upon the IPO, which was considered a vesting event. See Note 6, Equity-based Compensation, for more information on the management incentive unit advance.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Accrued Liabilities

The components of accrued liabilities are shown below:

	December 31,
(in thousands)	2017	2016
Accrued capital expenditures	$102,956	$28,490
Accrued accounts payable	8,488	3,312
Royalties payable	6,105	2,653
Other current liabilities	14,762	4,770
Total accrued liabilities	$132,311	$39,225

Asset Retirement Obligations

The Company records a liability for the fair value of an asset retirement obligation (“ARO”) related to future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage and restoration in accordance with local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized in proved oil and natural gas property costs as part of the carrying cost of the oil and natural gas asset, and depleted over the life of the asset. The recognition of the ARO requires management to make numerous assumptions regarding such factors as the estimated probabilities, amounts and timing of settlements, credit-adjusted risk-free discount rates and inflation rates. Revisions to estimated ARO can result from changes in working interest, retirement cost estimates and estimated timing of abandonment. The ARO liability is accreted at the end of each period through charges to accretion expense, which is included in the statements of operations within depletion, depreciation, amortization and accretion expense.

Equity-based Compensation

The Company recognizes compensation cost related to equity-based awards granted to employees, members of the Company’s board of directors and non-employee contractors in the financial statements based on their estimated grant-date fair value. The Company may grant various types of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units (including awards with service-based vesting and market condition-based vesting provisions), stock awards, dividend equivalents and other types of awards. Service-based restricted stock and units are valued using the market price of Jagged Peak’s common stock on the grant date. The fair value of the market condition-based restricted stock units is based on the grant-date fair value of the award utilizing a Monte Carlo valuation model. Compensation cost is recognized ratably over the applicable vesting period, and is recognized in general and administrative expense on the consolidated and combined statements of operations. The Company has elected to account for forfeitures in compensation expense as they occur. Equity-based compensation arrangements to nonemployees are recognized as expense over the related service period and are subject to remeasurement at the end of each reporting period until they vest.

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating losses, interest expense and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Unrecognized tax benefits represent potential future tax obligations for uncertain tax positions taken on previously filed tax returns that may not ultimately be sustained. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company classifies all deferred tax assets and liabilities as noncurrent. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. The Company periodically assesses the realizability of its deferred tax assets by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available positive and negative evidence when determining whether a valuation allowance is required. In making this assessment, the Company evaluates possible sources of taxable income that may be available to realize the deferred tax assets, including projected future taxable income, the reversal of existing temporary differences available and tax planning strategies. Deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such deferred tax assets will not be realized.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

The Company’s accounting predecessor, JPE LLC, was treated as a partnership for federal and state income tax purposes. Accordingly, the accompanying consolidated and combined financial statements do not include a provision or liability for income taxes prior to the corporate reorganization.

Earnings per Share

The Company uses the treasury stock method to determine the potential dilutive effect of restricted stock units and performance stock units.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan for the benefit of all employees at their date of hire. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions for participating employees up to a certain percentage of the employee contributions. Matching contributions totaled approximately $0.5 million in the year ended December 31, 2017, and $0.2 million for each of the years ended December 31, 2016 and 2015. Benefits under this plan are available to all employees, and employees are fully vested in the employer contribution upon receipt.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-11, which rescinds the SEC accounting guidance regarding the use of the entitlements method for recognition of natural gas revenues. The standards can be adopted using either a full retrospective method or a modified retrospective method, as outlined in ASU 2014-09. The new standards became effective for the Company on January 1, 2018, and the Company has elected to adopt it using the modified retrospective method. The Company evaluated its existing contracts and determined it will not be required to record a cumulative effect adjustment as the new standards did not have a material impact compared to the Company’s current use of the sales method, which is generally consistent with the new standards. The Company implemented the necessary changes to its business processes, systems and controls to support recognition and disclosure of this new standard. While the Company does not expect 2018 net income (loss) or cash flows from operations to be impacted by revenue recognition timing changes, there will be certain changes to the presentation of revenues and related expenses beginning January 1, 2018. If the new standard had been in effect for previous periods, all gathering and transportation expenses would have been included as a reduction to natural gas and NGL sales.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires all leases with a term greater than one year to be recognized on the balance sheet as right-of-use assets and lease liabilities. This ASU retains a distinction between finance and operating leases concerning the recognition and presentation of the expense and payments related to leases in the statements of operations and cash flows. The Company will adopt the new standard on January 1, 2019, using the modified retrospective approach. The Company is in process of evaluating the impact of this new standard, which includes an analysis of existing contracts, including drilling rig and frac fleet contracts, office leases and certain field equipment. The Company is also evaluating the effect of ASU 2016-02 on its current accounting policies and disclosures. The Company believes that adopting the standard will result in increases to the assets and liabilities on its consolidated and combined balance sheets, and changes to the timing and presentation of certain operating expenses on its consolidated and combined statements of operations. The update does not apply to leases of mineral rights to explore for or use oil and natural gas. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Company's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The Company intends to elect this transition provision. The Company continues to monitor relevant industry guidance regarding the implementation of ASU 2016-02 and will adjust its implementation strategies as necessary.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The ASU clarifies which changes to the terms or conditions of an equity-based payment award require an entity to

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

apply modification accounting in Topic 718. The standard became effective for the Company on January 1, 2018. The impact of this new standard will depend on the extent and nature of future changes to the terms of Company's equity-based payment awards.

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

Commodity Price Risk

The Company’s principal market risks are its exposure to changes in oil, natural gas and NGL commodity prices. The prices of these commodities are subject to market fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors beyond the Company’s control. The Company monitors these risks and enters into commodity derivative transactions designed to mitigate the impact of commodity price fluctuations on its business.

In an effort to reduce the variability of the Company’s cash flows, the Company hedged the commodity prices associated with a portion of its expected future oil volumes by entering into swap and basis swap derivative financial instruments. With swaps, the Company typically receives an agreed upon fixed price for a specified notional quantity of oil or natural gas, and the Company pays the hedge counterparty a floating price for that same quantity based upon published index prices. Basis swap contracts establish the differential between Cushing WTI prices and Midland WTI prices, and represent the amount of reduction to Cushing, Oklahoma, prices for the notional volumes contracted. The Company’s commodity derivatives may expose it to the risk of financial loss in certain circumstances. The Company’s derivative arrangements provide protection on the hedged volumes if market prices decline below the prices at which these derivatives are set. If market prices rise above the prices at which the Company has hedged, the Company will be required to make settlement payments to its derivative counterparties.

The following table summarizes the Company’s derivative contracts as of December 31, 2017:

Contract Period	Volumes (Bbls)	Wtd Avg Price ($/Bbl)
Oil Swaps(1):
First quarter 2018	1,315,250	$51.86
Second quarter 2018	1,275,500	$51.82
Third quarter 2018	1,343,200	$52.34
Fourth quarter 2018	1,329,400	$52.67
Total 2018	5,263,350	$52.18
Year ending December 31, 2019	2,372,500	$51.89
Oil Basis Swaps(2):
First quarter 2018	1,260,000	$(1.08)
Second quarter 2018	1,274,000	$(1.08)
Third quarter 2018	1,288,000	$(1.08)
Fourth quarter 2018	1,288,000	$(1.08)
Total 2018	5,110,000	$(1.08)
Year ending December 31, 2019	2,920,000	$(1.10)

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The oil basis swap differential price is between Cushing–WTI and Midland–WTI.

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

Subsequent to December 31, 2017, the Company entered into the following additional derivative contracts:

Contract Period	Volumes (Bbls)	Wtd Avg Price ($/Bbl)
Oil Swaps(1):
First quarter 2018	88,500	$60.88
Second quarter 2018	136,500	$60.88
Third quarter 2018	138,000	$60.88
Fourth quarter 2018	138,000	$60.88
Total 2018	501,000	$60.88
Oil Basis Swaps(2):
First quarter 2018	88,500	$(0.03)
Second quarter 2018	136,500	$(0.03)
Third quarter 2018	138,000	$(0.03)
Fourth quarter 2018	138,000	$(0.03)
Total 2018	501,000	$(0.03)

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The oil basis swap differential price is between Cushing–WTI and Midland–WTI.

The Company recognized the following gains (losses) and net cash receipts (payments) in earnings for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Gain (loss) on derivatives instruments, net	$(42,615)	$(15,145)	$1,323
Net cash receipts (payments) on settled derivatives	$(2,618)	$(2,292)	$5,935

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

The following tables present the amounts and classifications of the Company’s commodity contract derivative assets and liabilities as of December 31, 2017 and 2016 (in thousands):

As of December 31, 2017:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$—	$—	$—
Commodity contracts	Noncurrent assets - derivative instruments	26	(26)	—
Total assets		$26	$(26)	$—
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$41,782	$—	$41,782
Commodity contracts	Noncurrent liabilities - derivative instruments	11,095	(26)	11,069
Total liabilities		$52,877	$(26)	$52,851

As of December 31, 2016:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$9,567	$—	$9,567
Commodity contracts	Noncurrent liabilities - derivative instruments	3,287	—	3,287
Total liabilities		$12,854	$—	$12,854

Derivative Counterparty Risk

Where the Company is exposed to credit risk in its financial instrument transactions, management analyzes the counterparty’s financial condition prior to entering into an agreement and monitors the appropriateness of these counterparties on an ongoing basis. Generally, the Company does not require collateral and does not anticipate nonperformance by its counterparties.

The Company’s counterparty credit exposure related to commodity derivative instruments is represented by contracts with a net positive fair value at the reporting date. These outstanding instruments, if any, expose the Company to credit risk in the event of nonperformance by the counterparties to the agreements. Should the creditworthiness of the Company’s counterparties decline, its ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third-party. In the event of a counterparty default, the Company may sustain a loss and its cash receipts could be negatively impacted.

At December 31, 2017, the Company had commodity derivative contracts with three counterparties, all of which were lenders or affiliates of lenders under the Company’s Amended and Restated Credit Facility (as defined in Note 5, Debt Obligations) and all of which had investment grade credit ratings. These counterparties accounted for all the Company’s counterparty credit exposure related to commodity derivative assets.

Note 4—Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial assets and liabilities are measured at fair value on a recurring basis. Nonfinancial assets and liabilities, such as the initial measurement of ARO liabilities and oil and natural gas properties upon acquisition or impairment, are recognized at fair value on a nonrecurring basis.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

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

The following table is a listing of the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Level 2
(in thousands)	December 31, 2017	December 31, 2016
Assets from commodity derivative contracts	$26	$—
Liabilities due to commodity derivative contracts	$52,877	$12,854

Assets and liabilities measured on a nonrecurring basis

The Company applies the provisions of the fair value measurement standard on a nonrecurring basis to its nonfinancial assets and liabilities, such as the acquisition or impairment of proved and unproved oil and gas properties and the inception value of ARO liabilities. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations.

The Company reviews its proved oil and natural gas properties for impairment whenever facts and circumstances indicate their carrying value may not be recoverable. In such circumstances, the income approach is used to determine the fair value of proved oil and natural gas reserves. Under this approach, the Company estimates the expected future cash flows of oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to estimated fair value. The factors used to determine fair value may include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital expenditures and a commensurate discount rate. These assumptions and estimates represent Level 3 inputs. No impairments were recorded on proved properties during the years ended December 31, 2017, 2016 and 2015.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Unproved oil and natural gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. To measure the fair value of the unproved properties, the Company uses a market approach, and takes into account future development plans, remaining lease term, drilling results, and reservoir performance. The Company recorded impairment expense on unproved oil and gas properties of $0.4 million, $0.4 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. These impairments resulted from expirations of certain undeveloped leases.

The inception value and revision value, if any, of the Company’s AROs are also measured at fair value on a nonrecurring basis. The inputs used to determine such fair value are based primarily on the present value of estimated future cash outflows. Given the unobservable nature of these inputs, they represent Level 3 inputs.

The fair value measurements of assets acquired and liabilities assumed in a business acquisition are measured on a nonrecurring basis on the acquisition date using an income valuation approach based on inputs that are unobservable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation.

Fair Value of Other Financial Instruments

The Company has other financial instruments consisting primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities that approximate fair value due to the nature of the instrument and the short-term maturities of these instruments.

Note 5—Debt Obligations

In June 2015, JPE LLC entered into a five-year senior secured revolving credit facility (“JPE LLC’s Credit Facility”), with a maximum facility amount of $500.0 million. At December 31, 2016, JPE LLC’s Credit Facility, as amended, had a borrowing base of $160.0 million, with $132.0 million outstanding under the credit facility, and $28.0 million in unused borrowing capacity. The weighted-average interest rate as of December 31, 2016 was 3.99%. During the year ended December 31, 2016, JPE LLC capitalized $0.1 million of interest. Following the IPO, the outstanding balance under JPE LLC’s Credit Facility was paid in full.

In January 2017, JPE LLC’s Credit Facility borrowing base was increased to $180.0 million.

In February 2017, the Company, as parent guarantor, and JPE LLC, as borrower, entered into an amended and restated credit facility with Wells Fargo Bank, N.A., as administrative agent and the lenders thereto (the “Amended and Restated Credit Facility”). The borrowing base remained at $180.0 million, while the maximum facility amount increased to $1.0 billion. Borrowings under the Amended and Restated Credit Facility bore interest at a rate elected by the Company that was equal to an alternative base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50%, and the thirty-day adjusted LIBOR plus 1.0%) or LIBOR, in each case, plus the applicable margin. The applicable margin ranged from 1.25% to 2.25% in the case of the alternative base rate and from 2.25% to 3.25% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Company paid a commitment fee of 0.50% per year on the unused portion of the borrowing base.

The Amended and Restated Credit Facility matures on February 1, 2022, and is subject to semiannual borrowing base redeterminations on or around April 1 and October 1 of each year. The borrowing base increased from $180.0 million to $250.0 million after the April 2017 redetermination.

In October 2017, the Company and JPE LLC entered into an amendment to the Amended and Restated Credit Facility (“Amendment No. 1”). Under Amendment No. 1, the borrowing base increased to $425.0 million and the pricing grid was lowered. Following Amendment No. 1, the Amended and Restated Credit Facility remains subject to semiannual borrowing base redeterminations on or around April 1 and October 1 of each year. Borrowings under the Amended and Restated Credit Facility following Amendment No. 1 bore interest at a rate elected by the Company that was equal to an alternative base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50%, and the thirty-day adjusted LIBOR

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

plus 1.0%) or LIBOR, in each case, plus the applicable margin. The applicable margin ranged from 1.00% to 2.00% in the case of the alternative base rate, and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Company paid a commitment fee of 0.375% to 0.50% per year on the unused portion of the borrowing base, depending on the relative amount of the loan outstanding in relation to the borrowing base.

Amendment No. 1 is secured by oil and natural gas properties representing at least 90% of the value of the Company’s proved reserves. Amendment No. 1 contains certain covenants, including among others, restrictions on indebtedness, restrictions on liens, restrictions on investments, restrictions on mergers, restrictions on sales of assets, restrictions on dividends and payments to the Company’s capital interest holders and restrictions on the Company’s hedging activity.

Amendment No. 1 contains financial covenants, which are measured on a quarterly basis. The covenants, as defined in the Amended and Restated Credit Agreement, include requirements to comply with the following financial ratios:

•
a current ratio, which is the ratio of consolidated current assets (including unused commitments under the credit facility and excluding noncash assets related to ARO and derivatives) to consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and noncash liabilities related to ARO and derivatives), as of the last day of each fiscal quarter, of not less than 1.0 to 1.0; and

•
a leverage ratio, which is the ratio of consolidated Debt (as defined in the credit agreement) as of the last day of each fiscal quarter, subject to certain exclusions (as described in the credit agreement) to EBITDAX (as defined in the credit agreement) for the last 12 months ending on the last day of that fiscal quarter, of not greater than 4.0 to 1.0.

As of December 31, 2017, the Company was in compliance with its financial covenants.

As of December 31, 2017, there was $155.0 million outstanding under Amendment No. 1 of the Amended and Restated Credit Facility. The weighted-average interest rate as of December 31, 2017 was 3.68%. During the year ended December 31, 2017, the Company capitalized $0.3 million of interest.

In March 2018, the Company entered into Amendment No. 2 to the Amended and Restated Credit Facility which extended the maturity date of the Amended and Restated Credit Facility to March 2023, increased the maximum facility amount to $1.5 billion, increased the borrowing base to $540.0 million, increased the hedging limits and lowered the pricing grid. Borrowings under the Amended and Restated Credit Facility following Amendment No. 2 bear interest at a rate elected by the Company that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50%, and the thirty-day adjusted LIBOR plus 1.0%) or LIBOR, in each case, plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate, and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The commitment fee paid by the Company remains at 0.375% to 0.50% per year on the unused portion of the borrowing base, depending on the relative amount of the loan outstanding in relation to the borrowing base.

Note 6—Equity-based Compensation

In connection with the IPO, the Company adopted the Jagged Peak Energy Inc. 2017 Long Term Incentive Plan (the “Plan”), which allows the Company to grant up to 21,200,000 equity-based compensation shares to employees, consultants and directors of the Company and its affiliates who perform services for the Company. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, performance awards and other types of awards. The terms and conditions of the awards granted are established by the Company’s Board of Directors. Shares issued as a result of awards granted under the Plan are generally new common shares.

Equity-based compensation expense, which is recorded in general and administrative expense in the accompanying consolidated and combined statements of operations, was as follows for the periods indicated:

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

	Year Ended December 31,
(in thousands)	2017	2016	2015
Incentive unit awards	$439,411	$—	$—
Restricted stock unit awards	1,616	—	—
Performance stock unit awards	1,497	—	—
Restricted stock unit awards issued to nonemployee directors	452	—	—
Total equity-based compensation expense	$442,976	$—	$—

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

The corporate reorganization provided a mechanism by which all capital interests and MIUs in JPE LLC were converted into a single class of units, which were then converted into the Company’s common stock. A portion of these shares vested and a portion were transferred to JPE Management Holdings LLC (“Management Holdco”) and became subject to the terms and conditions of the amended and restated JPE Management Holdings LLC limited liability company agreement (the “Management Holdco LLC Agreement”). As a result of the IPO, the satisfaction of all conditions relating to MIUs in JPE LLC held by the current and former officers and employees who owned equity interests in JPE LLC, was deemed probable. As a result, based on the Company’s IPO price of $15.00 per share, compensation expense of $379.0 million was recognized for the vested shares of common stock at the IPO date, all of which was noncash except for $14.7 million related to a management incentive advance payment made in April 2016. The $14.7 million is included in the consolidated and combined statements of cash flows as an operating activity for the year ended 2016.

The shares of common stock transferred to Management Holdco are accounted for under ASC 718, Compensation–Stock Compensation, and generally vest over three years. During the year ended December 31, 2017, the Company recognized $60.4 million of equity-based compensation expense related to the shares held by Management Holdco. Included in the $60.4 million is $22.2 million of equity-based compensation related to awards held by Management Holdco which were modified in conjunction with a March 2017 separation agreement of a former executive officer. The remaining compensation expense of these awards will be recognized ratably according to the terms of the Management Holdco LLC Agreement. The equity-based compensation relative to these shares of common stock transferred to Management Holdco is not deductible for federal or state income tax purposes.

A summary of incentive unit award activity for the year ended December 31, 2017 is as follows:

		Weighted Average
		Grant-date
	Incentive Units	Fair Value
Unvested at Corporate Reorganization	9,570,280	$15.00
Granted	235,346	$12.45
Vested	(2,049,881)	$14.97
Forfeited	—	$—
Unvested at December 31, 2017	7,755,745	$14.93
Compensation costs remaining at December 31, 2017 (in millions)	$80.6
Weighted average remaining period at December 31, 2017 (in years)	2.1

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

The total fair value of incentive units that vested from the IPO date to December 31, 2017 was $25.2 million.

At December 31, 2017, there were 431,321 of unallocated shares of Company common stock held at Management Holdco. When these shares are granted, they will be valued using the closing stock price on the date of grant, and the Company will recognize the related expense over the requisite service period.

In February 2018, certain employees notified the Company of their desire to terminate their employment.  Under the terms of the Management Holdco LLC Agreement, upon voluntary termination of employment by an incentive unit award holder, the Board of Directors has the discretion to allow outstanding unvested incentive unit awards to immediately vest, to continue to vest post-termination, and/or to be automatically forfeited, or any combination thereof. Any forfeited incentive units are reallocated to the remaining incentive unit holders employed by the Company. In February 2018, the Board of Directors modified these employees’ unvested incentive units to either immediately accelerate vesting, in the case of retiring employees, or continue to vest post-termination under the original vesting period. The Company determined that these are accounted for as modifications under ASC 718 in the first quarter of 2018. As a result of these modifications to the service requirements, the Company determined that, for accounting purposes under ASC 718, the incentive unit awards allocated at IPO no longer met the substantive service condition, and that any previously unrecognized equity-based compensation expense should be recognized immediately. The acceleration of all previously unrecognized equity-based compensation expense for incentive unit awards allocated at the time of the IPO will result in the recognition of approximately $71.2 million of noncash equity-based compensation expense in the first quarter of 2018. This accounting does not alter the legal service obligations under the Management Holdco LLC Agreement for remaining employees whose awards were not modified. Equity-based compensation expense recognition related to incentive unit awards that were unallocated at the time of the IPO is unaffected.

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

A summary of RSU award activity for the year ended December 31, 2017 is as follows:

		Weighted Average
		Grant-date
	RSUs	Fair Value
Unvested at December 31, 2016	—	$—
Granted	588,894	$12.45
Vested	—	$—
Forfeited	(5,921)	$12.61
Unvested at December 31, 2017	582,973	$12.44
Compensation costs remaining at December 31, 2017 (in millions)	$5.2
Weighted average remaining period at December 31, 2017 (in years)	2.2

Of the 588,894 RSUs granted during 2017, nonemployee directors received 55,744 at a weighted average grant-date fair value of $12.46. The remaining compensation costs at December 31, 2017 for these nonemployee director RSUs was $0.2 million, with a weighted average remaining period of 0.4 years.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Performance Stock Unit Awards

During 2017, the Company granted performance stock unit awards (“PSUs”) to certain of its officers, which vest based on continuous employment and satisfaction of a performance metric based on the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of a peer group of companies over an approximate three-year performance period ending December 31, 2019. The number of shares which may ultimately be earned ranges from zero to 200% of the PSUs granted. Expense related to these PSUs is recognized on a straight-line basis over approximately three years. All compensation cost related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved.

A summary of PSU award activity for the year ended December 31, 2017 is as follows:

		Weighted Average
		Grant-date
	PSUs	Fair Value
Unvested at December 31, 2016	—	$—
Granted	398,566	$16.32
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2017	398,566	$16.32
Compensation costs remaining at December 31, 2017 (in millions)	$5.0
Weighted average remaining period at December 31, 2017 (in years)	2.0

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

The following table presents information regarding the weighted average fair value for PSUs granted during the year ended December 31, 2017 and the assumptions used to determine the fair values:

Year Ended
December 31, 2017
Dividend yield	—%
Volatility	55.7%
Risk-free interest rate	1.34%
Weighted average fair value of awards granted	$16.32

Note 7—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is similarly computed, except that the denominator includes the effect, using the treasury stock method, of unvested RSUs and PSUs, if including such potential shares of common stock units is dilutive. The PSUs included in the calculation of diluted weighted average shares outstanding are based on the number of shares of common stock that would be issuable if the end of the reporting period was the end of the performance period required for the vesting of such PSU awards. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all awards is anti-dilutive.

For the year ended December 31, 2017, the Company’s EPS calculation includes only the net loss for the period subsequent to the corporate reorganization and IPO, and omits income or loss prior to these events. In addition, the basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from January 27, 2017, to December 31, 2017.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

From January 27, 2017, to
(in thousands, except per share amounts)	December 31, 2017
Net income (loss) attributable to Jagged Peak Energy Inc. stockholders	$(76,458)

Basic weighted average shares outstanding	212,932
Effect of dilutive securities:
Restricted stock units	—
Performance stock units	—
Diluted weighted average shares outstanding	212,932

Net income (loss) per common share:
Basic	$(0.36)
Diluted	$(0.36)

The following table presents amounts that have been excluded from the computation of diluted earnings per common share as their inclusion would be anti-dilutive:

From January 27, 2017, to
(in thousands)	December 31, 2017
Weighted average number of outstanding equity awards excluded from diluted earnings per share calculation:(1)
Restricted stock units	411
Performance stock units	523

(1)	When the Company incurs a net loss, all outstanding equity awards are excluded from the calculation of diluted loss per common share because the inclusion of these awards would be anti-dilutive.

Note 8—Income Taxes

JPE LLC was organized as a limited liability company and treated as a pass-through entity for federal income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of the Company from January 27, 2017 through December 31, 2017 in the accompanying consolidated and combined financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the change in tax status as a result of the corporate reorganization, the Company established an $80.7 million provision for deferred income taxes, which was recognized as tax expense from continuing operations.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, among other things, (i) permanently reduces the U.S. corporate income tax rate to 21%, (ii) repeals the corporate alternative minimum tax, (iii) imposes new limitations on the utilization of net operating losses and eliminates their carryforward restrictions and (iv) provides for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense. In addition, the Tax Act preserves deductibility of intangible drilling costs and provides for 100% bonus depreciation on tangible personal property expenditures through 2022. The bonus depreciation percentage is phased down from 100% beginning in 2023 to 0% for years after 2026. The Company recognizes the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted or signed into law.

The SEC issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the impact of the Tax Act on a company's financial statements. The Company has substantially completed the analysis of the Tax Act and does not expect a material change due to the transition impacts. Any changes that do arise due to changes in interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, changes in

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts will be disclosed in future periods as they arise.

The components of the Company’s provision for income taxes are as follows:

Year Ended
(in thousands)	December 31, 2017
Current income tax expense:
Federal	$—
State	—
—
Deferred income tax expense:
Federal	56,350
State	1,593
57,943
Provision for income taxes	$57,943

A reconciliation of the income tax expense calculated at the federal statutory rate of 35% to the total income tax expense is as follows:

Year Ended
(in thousands)	December 31, 2017
Income (loss) before income taxes	$(393,991)
Less: loss before income taxes prior to corporate reorganization	(375,476)
Income (loss) before income taxes subsequent to corporate reorganization	$(18,515)

Income tax expense (benefit) at the federal statutory rate	$(6,480)
Income tax expense relating to change in tax status	80,704
Federal tax reform changes - 2017 Tax Act	(37,282)
State income taxes, net of federal benefit	199
Nondeductible equity-based compensation	20,781
Other permanent differences	21
Income tax expense (benefit)	$57,943
Effective tax rate	(14.7)%

Prior to the Company’s change in tax status in January 2017, income taxes did not significantly impact the results of operations. The equity-based compensation related to shares of common stock transferred to Management Holdco is not deductible for federal or state income tax purposes. See Note 6, Equity-based Compensation, for more information on the shares of common stock transferred to Management Holdco.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

The components of the Company’s deferred income tax assets and liabilities as of December 31, 2017 are as follows:

(in thousands)	December 31, 2017
Deferred income tax assets:
Commodity derivatives	$11,412
Equity-based compensation	928
Net operating loss carryforwards	16,093
Other	1,726
30,159
Deferred income tax liabilities:
Oil and natural gas properties	88,102
88,102
Net deferred income tax assets (liabilities)	$(57,943)

The Company had U.S. net operating losses of approximately $16.1 million, which expire in 2037. Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not such deferred tax assets will not be realized. The Company periodically assesses its deferred tax assets for realizability and, as a result of such assessment, determined as of December 31, 2017 sufficient evidence existed to indicate it is more likely than not that its deferred tax assets will be realized.

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. That Company gives financial statement recognition to those tax provisions that it believes are more likely than not to be sustained upon examination by the Internal Revenue Service or other government agency. As of December 31, 2017, the Company did not have any accrued liability for unrecognized tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. At December 31, 2017, the Company has made no provisions for interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, Texas and Colorado. There are currently no federal or state income tax examinations underway. The Company’s U.S. federal income tax returns remain open to examination by the taxing authorities for tax years 2014 through 2017, and its Texas and Colorado tax returns remain open to examination for the years 2013 through 2017.

Note 9—Asset Retirement Obligations

The following table summarizes the changes in the carrying amount of the ARO liabilities for the years ended December 31, 2017 and 2016. Any ARO classified as current is included in accrued liabilities on the consolidated and combined balance sheets.

(in thousands)	2017	2016
Asset retirement obligations at January 1,	$448	$608
Liabilities incurred and assumed	590	138
Liability settlements and disposals	(190)	(127)
Revisions of estimated liabilities	9	(224)
Accretion	72	53
Asset retirement obligations at December 31,	929	448
Less current portion of asset retirement obligations	(118)	—
Long-term asset retirement obligations	$811	$448

In 2017 and 2016, the Company recognized revisions of estimated liabilities totaling $9 thousand and $0.2 million, respectively, which were due to changes in working interest and estimated abandonment timing and costs.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Note 10—Commitments and Contingencies

Commitments

The table below shows the Company’s future minimum payments under noncancelable operating leases and other commitments as of December 31, 2017:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases(1)	$2,052	$1,490	$1,514	$1,535	$1,552	$8,962	$17,105
Service and purchase contracts(2)	2,380	1,287	1,285	750	—	—	5,702
Rig contracts	16,054	—	—	—	—	—	16,054
Frac fleet contracts	73,200	—	—	—	—	—	73,200
Total	$93,686	$2,777	$2,799	$2,285	$1,552	$8,962	$112,061

(1)	Primarily relates to the lease of the Company’s corporate offices.

(2)	Primarily relates to a retail power sales agreement and seismic data gathering contract.

Office and equipment operating lease commitments

The Company leases office space in Denver, Colorado, and Midland, Texas. The Company’s lease for its initial corporate office space in Denver expires in September 2018, and in December 2017 the Company moved into a new corporate office space. The Company’s new corporate office lease in Denver expires in 2028. In connection with this lease, the Company received $4.7 million of lease incentives primarily related to tenant improvements, which is recorded within other long-term liabilities on the consolidated and combined balance sheets. The lease incentive liability is amortized on a straight-line basis as a reduction to rent expense over the lease term. The tenant improvements are depreciated over the shorter of the useful life of the asset or the life of the lease. The Company also leases certain office equipment under operating leases, which expire over the next five years.

Rent expense with respect to these lease commitments was approximately $0.9 million for the year ended December 31, 2017, and $0.6 million for each of the years ended December 31, 2016 and 2015.

In January 2018, the Company entered into a termination agreement on its initial corporate office lease, in which the Company agreed to a one-time termination fee of approximately $0.3 million. Including this fee, the 2018 operating lease commitment would be $1.8 million.

Drilling rig commitments

At December 31, 2017, the Company had six drilling rigs under contract. If the Company were to terminate these contracts at December 31, 2017, it would be required to pay early termination penalties of $7.5 million. In 2016 and 2015, the Company terminated one drilling rig in each year and incurred early termination charges of approximately $0.2 million and $0.3 million, respectively. These charges are reflected as other operating costs on the consolidated and combined statements of operations.

Frac fleet commitments

At December 31, 2017, the Company had three frac fleets under contract through December 31, 2018. The majority of the contracts allow for reassignment of the frac fleets to another operator if the Company were to terminate their services prior to the end of the contract, at which point the Company would not be required to pay termination fees. However, if the fleets were not able to be reassigned, the Company would be required to pay termination fees of $57.2 million as of December 31, 2017.

Contingencies

Legal Matters

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both December 31, 2017 and 2016, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Note 11—Related Party Transactions

Quantum employs certain members of the Company’s board of directors and had significant capital interests in JPE LLC. As of December 31, 2017, Quantum owns 68.7% of the Company’s common stock.

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

The following table summarizes fees paid to Oryx, Phoenix and Trident for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Oryx via 3rd party shipper(1)	$10,058	$2,125	$—
Oryx(2)	$798	$1,765	$425
Phoenix(3)	$366	$338	$361
Trident(3)	$236	$590	$1,041

(1)
Transportation fees paid by the Company’s third-party shipper to Oryx pursuant to the crude oil gathering agreement are netted against revenue as they are included in the net price paid by to the third-party shipper.

(2)	Fees paid to Oryx for the purchase and installation of connecting equipment are capitalized to proved properties on the consolidated and combined balance sheets.

(3)	Fees paid to Phoenix and Trident are capitalized to proved properties on the consolidated and combined balance sheets.

At December 31, 2017 and 2016, the Company had outstanding payables to these related parties of $1.8 million and $0.7 million, respectively.

Supplemental Oil and Natural Gas Disclosures (Unaudited)

Oil and Gas Exploration and Production Activities

The Company has only one reportable operating segment, which is oil and gas development, exploration and production in the United States. See the Company’s accompanying consolidated and combined statements of operations for information about results of operations for oil and gas producing activities. The amounts shown include the Company’s net working interests in all of its oil and gas properties.

Capitalized Costs Relating to Oil and Gas Producing Activities

Aggregate capitalized costs related to the Company’s oil and natural gas producing activities at December 31, 2017 and 2016 were as follows:

	December 31,
(in thousands)	2017	2016
Proved property	$1,012,321	$375,129
Unproved property	183,510	155,992
	1,195,831	531,121
Accumulated depletion, depreciation and amortization	(166,592)	(57,529)
Net capitalized costs	$1,029,239	$473,592

Costs Incurred for Oil and Gas Activities

Costs incurred for the Company’s oil and natural gas activities for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Acquisition costs:
Proved property	$—	$7,482	$—
Unproved property	69,121	47,618	11,437
Development costs(1)	597,426	158,349	115,492
Exploration costs	31	1,673	852
Total costs incurred	$666,578	$215,122	$127,781

(1)
Includes amounts related to estimated asset retirement costs of $0.6 million, $22 thousand and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase to the Company’s asset retirement estimate for the year ended December 31, 2017, as compared to 2016, is primarily due to the estimated abandonment costs on the 46.1 net wells that began producing during 2017.

Oil and Natural Gas Reserve Quantities

The Company’s proved oil and natural gas reserves are all located in the United States, within the Delaware Basin, a sub-basin of the Permian Basin of West Texas. All of the estimates of the proved reserves at December 31, 2017, 2016 and 2015 are based on reports prepared by Ryder Scott Company, LP, the Company’s independent petroleum engineers. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e. costs as of the date the estimate is made). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. A variety of methodologies are used to determine the Company’s proved reserve estimates. The primary methodologies used are decline curve analysis, advance production type curve matching, petrophysics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates across substantially all the Company’s properties. Reserve estimates are inherently imprecise, and estimates of undeveloped locations are more imprecise than estimates of established proved producing locations. Accordingly, the Company’s reserve estimates are expected to change as future information becomes available.

Supplemental Oil and Natural Gas Disclosures (Unaudited)

Proved oil and natural gas reserves were calculated based on the prices for oil and natural gas during the 12-month period before the reporting date, determined as the unweighted average of the first-day-of-the-month pricing. For oil and natural gas liquids volumes, the benchmark WTI posted price is adjusted for quality, transportation fees and regional price differentials. For gas volumes, the Henry Hub spot price is adjusted for energy content, transportation fees and regional price basis differentials. This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows.

The following table summarizes the average adjusted product prices for 2017, 2016 and 2015:

	2017	2016	2015
Oil price per Bbl	$48.26	$39.33	$46.26
Natural gas price per Mcf	$2.59	$2.22	$2.36
NGL price per Bbl	$26.69	$15.48	$16.49

In addition, the SEC requires that reserves classified as proved undeveloped be capable of conversion into proved developed within five years of classification unless specific circumstances justify a longer time. The Company’s development plans at December 31, 2017 related to scheduled drilling over the next five years are subject to many uncertainties and variables, including availability of capital, future oil and natural gas prices, cash flows from operations, future drilling costs, demand for oil and natural gas and other economic factors.

The following table sets forth information regarding the Company’s estimated net total proved and proved developed oil and natural gas reserve quantities:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Total (MBoe)
Proved reserves:
Balance December 31, 2014	1,918	1,629	365	2,555
Extensions, discoveries and other additions	8,734	4,906	1,226	10,778
Revisions of previous estimates	559	26	(11)	552
Production	(718)	(404)	(89)	(874)
Balance December 31, 2015	10,493	6,157	1,491	13,011
Acquisitions of reserves	340	430	54	466
Extensions, discoveries and other additions	20,314	13,663	2,653	25,244
Revisions of previous estimates	1,035	353	56	1,149
Sales of reserves	(75)	(132)	(24)	(121)
Production	(1,701)	(952)	(194)	(2,054)
Balance December 31, 2016	30,406	19,519	4,036	37,695
Extensions, discoveries and other additions	41,172	33,790	5,015	51,819
Revisions of previous estimates	(1,542)	3,546	(8)	(960)
Production	(4,979)	(3,601)	(617)	(6,196)
Balance December 31, 2017	65,057	53,254	8,426	82,358
Proved developed reserves:
December 31, 2015	4,848	2,547	621	5,894
December 31, 2016	11,916	6,566	1,491	14,501
December 31, 2017	29,325	25,496	4,166	37,739
Proved undeveloped reserves:
December 31, 2015	5,645	3,610	870	7,117
December 31, 2016	18,490	12,953	2,545	23,194
December 31, 2017	35,732	27,758	4,260	44,619

Supplemental Oil and Natural Gas Disclosures (Unaudited)

2017 Activity. During 2017, the Company’s estimated proved reserves increased by 44.7 MMBoe to 82.4 MMBoe, compared to 37.7 MMBoe at year end 2016. The increase in proved reserves during 2017 was largely due to 51.8 MMBoe added through extensions and discoveries, due to 46.1 net new wells that began producing in 2017 and adding 49 gross (45.0 net) PUD locations. The Company’s revisions of previous estimates were primarily the result of 2.2 MMBoe of negative revisions related to higher operating costs, partially offset by positive revisions due to pricing (0.6 MMBoe) and technical revisions (0.6 MMBoe).

2016 Activity. During 2016, the Company’s estimated proved reserves increased by 24.7 MMBoe to 37.7 MMBoe, compared to 13.0 MMBoe at year end 2015. The increase in proved reserves during 2016 was largely due to 25.2 MMBoe added through extensions and discoveries, due to new wells completed in 2016 and adding 25 gross (23.9 net) PUD locations.

2015 Activity. Estimated proved reserves at December 31, 2015 were 13.0 MMBoe, compared to 2.6 MMBoe at December 31, 2014. The increase in proved reserves during 2015 was primarily related to the Company’s drilling activities. During 2015, the Company drilled and completed seven gross (6.4 net) wells and added nine gross (8.6 net) PUD locations, leading to a combined increase of 10.8 MMBoe of extensions and discoveries.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure is calculated in accordance with guidance provided by the FASB, and is computed by applying the adjusted 12-month unweighted average of the first-day-of-the-month pricing for oil and natural gas to the estimated future production of proved oil and natural gas reserves less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and natural gas properties plus available carryforwards and credits and applying the current tax rates to the difference, including the reduced rate effective for years after 2017 due to the Tax Act.

The assumptions used to calculate estimated future cash inflows do not necessarily reflect the Company’s expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company’s control, such as unexpected delays in development, changes in prices or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. If reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized. Future development and production costs are calculated by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

The 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves, and is prescribed by GAAP.

With regard to the future income taxes, the Company’s predecessor was a limited liability company, therefore a pass through entity for tax purposes. The effect of future net income taxes has been excluded from the standardized measure of discounted future net cash flows for 2016 and 2015 as the Company’s predecessor was not subject to federal income taxes. The Company’s predecessor was, however, subject to the Texas franchise tax, which is an entity-level tax at a statutory rate of up to 1.0% of a portion of gross revenue apportioned to Texas.

The following table presents the standardized measure of discounted net cash flows related to proved oil and gas reserves as of December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Future cash inflows	$3,502,239	$1,301,702	$524,538
Future production costs	(1,136,692)	(382,999)	(146,779)
Future development costs	(579,060)	(278,229)	(90,661)
Future income tax expenses	(291,218)	(8,671)	(3,467)
Future net cash flows	1,495,269	631,803	283,631
10% annual discount	(723,397)	(360,857)	(151,910)
Standardized measure of discounted future net cash flows	$771,872	$270,946	$131,721

Supplemental Oil and Natural Gas Disclosures (Unaudited)

A summary of principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2017, 2016 and 2015 is as follows:

(in thousands)	2017	2016	2015
Standardized measure of discounted future net cash flows, beginning of period	$270,946	$131,721	$64,866
Sales of oil and natural gas, net of production costs and taxes	(228,006)	(62,453)	(28,264)
Extensions, discoveries and improved recovery, less related costs	607,043	160,238	118,532
Revisions of previous quantity estimates	(9,177)	14,315	5,187
Net changes in prices and production costs	125,082	(36,752)	(41,264)
Previously estimated development costs incurred during the period	121,135	36,996	34
Changes in estimated future development costs	12,330	1,019	1,898
Accretion of discount	27,539	13,347	6,552
Acquisitions of reserves	—	3,373	—
Sales of reserves	—	(1,506)	—
Net change in taxes	(141,653)	(2,674)	(1,042)
Changes in timing and other	(13,367)	13,322	5,222
Standardized measure of discounted future net cash flows, end of period	$771,872	$270,946	$131,721

Supplemental Quarterly Financial Data (Unaudited)

The following tables provide selected quarterly financial data derived from the Company’s consolidated and combined financial statements for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Quarter
2017	First	Second	Third	Fourth
Revenues	$39,388	$53,051	$70,451	$104,422
Operating expenses	432,403	48,763	60,168	74,851
Operating income (loss)	(393,015)	4,288	10,283	29,571
Net income (loss)	(465,881)	16,403	(15,219)	12,763
Less: Net loss attributable to Jagged Peak Energy LLC (predecessor)	(375,476)	—	—	—
Net income (loss) attributable to Jagged Peak Energy Inc. Stockholders	$(90,405)	$16,403	$(15,219)	$12,763
Earnings per common share(1)
Basic	$(0.42)	$0.08	$(0.07)	$0.06
Diluted	$(0.42)	$0.08	$(0.07)	$0.06

(1)
The Company’s EPS calculation for the first quarter of 2017 includes only the net loss for the period subsequent to the corporate reorganization and IPO, and omits income or loss prior to these events. In addition, the basic weighted average shares outstanding that were used in the calculation of the first quarter 2017 EPS calculation is based on the actual days in which the shares were outstanding for the period from January 27, 2017, to March 31, 2017. See Note 7, Earnings per Share, for more details.

Net income (loss) for each respective quarter include the following items:

First-quarter 2017:

•
$379.0 million charge to equity-based compensation related to management incentive units in JPE LLC that vested at the time of the IPO (see Note 1, Organization, Operations and Basis of Presentation, and Note 6, Equity-based Compensation).

•
$79.1 million income tax expense related to a change in tax status resulting from the corporate reorganization, which occurred in connection with the IPO (see Note 1, Organization, Operations and Basis of Presentation, and Note 8, Income Taxes).

Fourth-quarter 2017:

•	$58.5 million net loss related to derivative instruments (see Note 3, Derivative Instruments).

•	$37.3 million income tax benefit related to the impact of new income tax legislation (see Note 8, Income Taxes).

	Quarter
2016	First	Second	Third	Fourth
Revenues	$10,245	$19,336	$22,064	$24,877
Operating expenses	16,403	15,729	17,623	18,753
Operating income (loss)	(6,158)	3,607	4,441	6,124
Net income (loss)	$(7,450)	$(5,749)	$5,410	$(1,971)