Form 10-Q
period 2018-09-30
Jagged Peak Energy Inc.
filed 2018-11-08
CIK 1685715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 213,186,919 shares of common stock outstanding at November 2, 2018.

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
JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,939	$9,523
Accounts receivable	78,270	50,734
Derivative instruments	19,991	—
Other current assets	3,124	806
Total current assets	195,324	61,063
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	1,760,690	1,195,831
Accumulated depletion	(325,567)	(166,592)
Total oil and gas properties, net	1,435,123	1,029,239
Other property and equipment, net	10,257	9,708
Total property and equipment, net	1,445,380	1,038,947
OTHER NONCURRENT ASSETS
Unamortized debt issuance costs	3,842	3,273
Derivative instruments	719	26
Other assets	120	119
Total noncurrent assets	4,681	3,418
TOTAL ASSETS	$1,645,385	$1,103,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,033	$382
Accrued liabilities	154,540	132,311
Derivative instruments	104,490	41,782
Total current liabilities	273,063	174,475
LONG-TERM LIABILITIES
Long-term debt	488,972	155,000
Derivative instruments	45,792	11,095
Asset retirement obligations	1,427	811
Deferred income taxes	72,680	57,943
Other long-term liabilities	4,522	4,759
Total long-term liabilities	613,393	229,608
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 213,180,881 shares issued at September 30, 2018; 212,930,655 shares issued at December 31, 2017	2,132	2,129
Additional paid-in capital	854,143	773,674
Accumulated deficit	(97,346)	(76,458)
Total stockholders’ equity	758,929	699,345
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,645,385	$1,103,428
The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Oil sales	$141,598	$62,585	$410,935	$147,738
Natural gas sales	2,552	2,939	7,765	5,697
NGL sales	10,814	4,860	23,721	9,041
Other operating revenues	414	67	686	414
Total revenues	155,378	70,451	443,107	162,890
OPERATING EXPENSES
Lease operating expenses	11,184	5,184	31,390	10,684
Gathering and processing expenses	—	1,357	—	2,404
Production and ad valorem taxes	9,517	4,739	26,437	10,916
Exploration	23	6	24	14
Depletion, depreciation, amortization and accretion	57,660	30,851	160,552	67,224
Impairment of unproved oil and natural gas properties	—	257	53	365
General and administrative expenses (including equity-based compensation of $2,614 and $11,903 for the three months ended September 30, 2018 and 2017, respectively, and $80,671 and $431,642 for the nine months ended September 30, 2018 and 2017, respectively)	12,321	17,733	109,471	449,504
Other operating expenses	19	41	65	223
Total operating expenses	90,724	60,168	327,992	541,334
INCOME (LOSS) FROM OPERATIONS	64,654	10,283	115,115	(378,444)
OTHER INCOME (EXPENSE)
Gain (loss) on commodity derivatives	(96,516)	(27,693)	(110,426)	15,922
Interest expense, net	(8,256)	(467)	(17,095)	(1,610)
Gain on sale of assets	6,225	—	6,225	—
Other, net	12	60	30	474
Total other income (expense)	(98,535)	(28,100)	(121,266)	14,786
INCOME (LOSS) BEFORE INCOME TAX	(33,881)	(17,817)	(6,151)	(363,658)
Income tax expense (benefit)	(7,315)	(2,598)	14,737	101,039
NET INCOME (LOSS)	(26,566)	(15,219)	(20,888)	(464,697)
Less: Net loss attributable to Jagged Peak Energy LLC (predecessor)	—	—	—	(375,476)
NET INCOME (LOSS) ATTRIBUTABLE TO JAGGED PEAK ENERGY INC. STOCKHOLDERS	$(26,566)	$(15,219)	$(20,888)	$(89,221)

Net income (loss) attributable to Jagged Peak Energy Inc. Stockholders per common share:
Basic	$(0.12)	$(0.07)	$(0.10)	$(0.42)
Diluted	$(0.12)	$(0.07)	$(0.10)	$(0.42)

Weighted average common shares outstanding:
Basic	213,180	212,931	213,109	212,933
Diluted	213,180	212,931	213,109	212,933
The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	212,931	$2,129	$773,674	$(76,458)	$699,345
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	250	3	(202)	—	(199)
Equity-based compensation	—	—	80,671	—	80,671
Net income (loss)	—	—	—	(20,888)	(20,888)
BALANCE AT SEPTEMBER 30, 2018	213,181	$2,132	$854,143	$(97,346)	$758,929

The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,888)	$(464,697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion expense	160,552	67,224
Impairment of unproved oil and natural gas properties	53	365
Amortization of debt issuance costs	1,753	407
Deferred income taxes	14,737	101,039
Equity-based compensation	80,671	431,642
(Gain) loss on commodity derivatives	110,426	(15,922)
Net cash receipts (payments) on settled derivatives	(33,705)	3,691
(Gain) on sale of assets	(6,225)	—
Other	(234)	(123)
Change in operating assets and liabilities:
Accounts receivable and other current assets	(29,854)	(27,292)
Other assets	—	(3)
Accounts payable and accrued liabilities	40,461	9,097
Net cash provided by operating activities	317,747	105,428
CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold and acquisition costs	(18,854)	(60,627)
Development of oil and natural gas properties	(551,059)	(349,176)
Other capital expenditures	(3,245)	(3,332)
Proceeds from sale of oil and natural gas properties	8,377	—
Net cash used in investing activities	(564,781)	(413,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior notes	500,000	—
Proceeds from credit facility	165,000	45,000
Repayment of credit facility	(320,000)	(142,000)
Debt issuance costs	(13,350)	(1,441)
Proceeds from issuance of common stock in initial public offering, net of underwriting fees	—	401,625
Costs relating to initial public offering	—	(3,216)
Employee tax withholding for settlement of equity compensation awards	(200)	(88)
Net cash provided by financing activities	331,450	299,880
NET CHANGE IN CASH AND CASH EQUIVALENTS	84,416	(7,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,523	11,727
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,939	$3,900
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest	$4,009	$1,234
Cash paid for income taxes	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$100,780	$102,031
Asset retirement obligations	567	488
The accompanying Notes are an integral part of these unaudited consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Note 1—Organization, Operations and Basis of Presentation

Organization and Operations

Jagged Peak Energy Inc. (either individually or together with its subsidiary, as the context requires, “Jagged Peak” or the “Company”) is an independent oil and natural gas company focused on the acquisition and development of unconventional oil and associated liquids-rich natural gas reserves in the southern Delaware Basin; the Delaware Basin is a sub-basin of the Permian Basin of West Texas. The Company’s acreage is located on large, contiguous blocks in the adjacent counties of Winkler, Ward, Reeves and Pecos, with significant oil-in-place within multiple stacked hydrocarbon-bearing formations.

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

Estimates made in preparing these consolidated and combined financial statements include, among other things, (1) estimates of oil and natural gas reserve quantities, which impact depreciation, depletion and amortization and impairment of proved oil and natural gas properties, (2) accrued operating and capital costs, (3) estimates of timing and costs used in calculating asset retirement obligations, (4) estimates of the fair value of equity-based compensation, (5) assumptions and estimates used in the calculation of fair value, (6) estimates of deferred income taxes and (7) estimates and assumptions used in the disclosure of commitments and contingencies. Changes in these estimates and assumptions could have a significant impact on results in future periods.

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

Under the Company’s current gas processing contracts, it delivers natural gas to a purchaser at or near the wellhead. For these contracts, the Company has concluded the purchaser is the customer, and as such, the Company recognizes natural gas and NGL revenues based on the net amount of proceeds it receives from the purchaser.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Natural Gas and NGL Sales. Under the Company’s natural gas sales contracts, the Company delivers and transfers control of natural gas to the purchaser at delivery points at or near the wellhead. The purchaser gathers and processes the natural gas and sells the resulting residue gas and NGLs. The Company receives its contractual portion of the proceeds for the sale of the residue gas and NGLs at an agreed upon index price, net of pricing differentials and applicable selling expenses including gathering, processing and fractionation costs. The Company recognizes revenue at the net price when control transfers to the purchaser.

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

Accounts Receivable

At September 30, 2018 and December 31, 2017, accounts receivable was comprised of the following:

(in thousands)	September 30, 2018	December 31, 2017
Oil and gas sales	$53,501	$42,869
Joint interest	21,401	7,860
Other	3,368	5
Total accounts receivable	$78,270	$50,734

At September 30, 2018 and December 31, 2017, the Company did not have any reserves for doubtful accounts and did not incur any bad debt expense in any period presented.

Oil and Natural Gas Properties

A summary of the Company’s oil and natural gas properties, net is as follows:

(in thousands)	September 30, 2018	December 31, 2017
Proved oil and natural gas properties	$1,586,098	$1,012,321
Unproved oil and natural gas properties	174,592	183,510
Total oil and natural gas properties	1,760,690	1,195,831
Less: Accumulated depletion	(325,567)	(166,592)
Total oil and natural gas properties, net	$1,435,123	$1,029,239

Capitalized leasehold costs attributable to proved properties are depleted using the units-of-production method based on proved reserves on a field basis. Capitalized well costs, including asset retirement costs, are depleted based on proved developed reserves on a field basis. For the three months ended September 30, 2018 and 2017, the Company recorded depletion for oil and natural gas properties of $57.2 million and $30.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded depletion for oil and natural gas properties of $159.0 million and $65.9 million, respectively. Depletion expense is included in depletion, depreciation, amortization and accretion expense on the accompanying consolidated and combined statements of operations.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Accrued Liabilities

The components of accrued liabilities are shown below:

(in thousands)	September 30, 2018	December 31, 2017
Accrued capital expenditures	$87,429	$102,956
Accrued accounts payable	10,102	8,488
Royalties payable	22,536	6,105
Other current liabilities	34,473	14,762
Total accrued liabilities	$154,540	$132,311

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

	Three Months Ended September 30, 2018
(in thousands)	Amounts presented on statements of operations	ASC 606 Adjustments	Previous Revenue Recognition Method
Revenues
Oil sales	$141,598	$—	$141,598
Natural gas sales	2,552	1,102	3,654
NGL sales	10,814	3,604	14,418
Other operating revenues	414	—	414
Total revenues	$155,378	$4,706	$160,084

Operating expenses
Gathering and processing expenses	$—	$4,706	$4,706

Net income (loss)	$(26,566)	$—	$(26,566)

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2018
(in thousands)	Amounts presented on statements of operations	ASC 606 Adjustments	Previous Revenue Recognition Method
Revenues
Oil sales	$410,935	$—	$410,935
Natural gas sales	7,765	2,987	10,752
NGL sales	23,721	8,205	31,926
Other operating revenues	686	—	686
Total revenues	$443,107	$11,192	$454,299

Operating expenses
Gathering and processing expenses	$—	$11,192	$11,192

Net income (loss)	$(20,888)	$—	$(20,888)

Adoption of the new standard did not impact the Company’s previously reported results of operations or consolidated and combined cash flows statements.

Stock Compensation - Scope of Modification Accounting. In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. The ASU clarified which changes to the terms or conditions of an equity-based payment award require an entity to apply modification accounting in Topic 718. The standard became effective for the Company on January 1, 2018. The adoption of this new standard did not impact the Company’s consolidated and combined balance sheets, statements of operations or statements of cash flows.

Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires entities to determine at the inception of a contract if the contract is, or contains, a lease. Entities are then required to recognize leases as right-of-use assets and lease payment liabilities on the balance sheet as well as disclose key information about leasing arrangements. The new standard is effective for the Company on January 1, 2019. Entities are permitted to make a policy election under ASU 2016-02 to not recognize lease assets or liabilities when the term of the lease is less than twelve months. For agreements that contain both lease and non-lease components, entities are also permitted to make a policy election to combine both the lease and non-lease components together and account for these arrangements as a single lease. The update does not apply to leases of mineral rights to explore for or use oil and natural gas. ASU 2016-02 retains a distinction between finance and operating leases concerning the recognition and presentation of the expense and payments related to leases in the statements of operations and cash flows. Under ASU 2016-02, entities are required to adopt the new standard using a modified retrospective approach and apply the provisions of ASU 2016-02 to leasing arrangements existing at, or entered into, after the earliest comparative period presented in the financial statements. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Company's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provides entities an optional transitional relief method whereby prior periods would not require restatement while a cumulative adjustment to retained earnings during the period of adoption would be recorded.

The Company continues to evaluate the impact of ASU 2016-02, as amended, which includes an analysis of existing contracts, including drilling rig and frac fleet contracts, field equipment contracts, office leases and other existing arrangements that may contain a lease component. The Company is also evaluating the impact of ASU 2016-02, as amended, on its current accounting policies, processes and controls as it relates to the new accounting and disclosure requirements. The Company is also in the process of implementing a lease administration system that will support the on-going maintenance and accounting for leases after the adoption of ASU 2016-02. The Company intends to adopt ASU 2016-02 and ASU 2018-01 using the optional transitional relief method provided for in ASU 2018-11. The Company believes that adopting ASU 2016-02 will result in increases to the assets and liabilities on its consolidated and combined balance sheets and additional disclosures of key information related to its leases.

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

The following table summarizes the Company’s derivative contracts as of September 30, 2018:

Contract Period	Volumes (Bbls)	Wtd Avg Price ($/Bbl)
Oil Swaps: (1)
Fourth quarter 2018	1,789,400	$55.66
Year ending December 31, 2019	7,665,000	$59.95
Year ending December 31, 2020	2,928,000	$60.82
Oil Basis Swaps: (2)
Fourth quarter 2018	1,610,000	$(2.27)
Year ending December 31, 2019	8,763,000	$(5.92)
Year ending December 31, 2020	9,516,000	$(1.31)

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The oil basis swap differential price is between Cushing–WTI and Midland–WTI.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The Company recognized the following gains (losses) and net cash receipts (payments) in earnings for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gain (loss) on derivative instruments, net	$(96,516)	$(27,693)	$(110,426)	$15,922
Net cash receipts (payments) on settled derivatives	$(6,347)	$3,195	$(33,705)	$3,691

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

The following tables present the amounts and classifications of the Company’s commodity contract derivative assets and liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$19,991	$(19,991)	$—
Commodity contracts	Noncurrent assets - derivative instruments	719	(719)	—
Total assets		$20,710	$(20,710)	$—
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$104,490	$(19,991)	$84,499
Commodity contracts	Noncurrent liabilities - derivative instruments	45,792	(719)	45,073
Total liabilities		$150,282	$(20,710)	$129,572

As of December 31, 2017:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$—	$—	$—
Commodity contracts	Noncurrent assets - derivative instruments	26	(26)	—
Total assets		$26	$(26)	$—
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$41,782	$—	$41,782
Commodity contracts	Noncurrent liabilities - derivative instruments	11,095	(26)	11,069
Total liabilities		$52,877	$(26)	$52,851

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

cash settlement or a novation of the derivative contract to a third-party. In the event of a counterparty default, the Company may sustain a loss and its cash receipts could be negatively impacted.

At September 30, 2018, the Company had commodity derivative contracts with six counterparties, all of which were lenders under the Company’s Amended and Restated Credit Facility (as defined in Note 4, Debt) and all of which had investment grade credit ratings. These counterparties accounted for all the Company’s counterparty credit exposure related to commodity derivative assets.

Note 4—Debt

The Company’s debt consisted of the following at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Senior secured revolving credit facility	$—	$155,000
5.875% senior unsecured notes due 2026	500,000	—
Debt issuance costs on senior unsecured notes	(11,028)	—
Total long-term debt	$488,972	$155,000

Senior Secured Revolving Credit Facility

At December 31, 2017, the Company’s amended and restated credit facility, as amended (the “Amended and Restated Credit Facility”), had a borrowing base of $425.0 million, with $155.0 million outstanding. In March 2018, the Company entered into Amendment No. 2 to the Amended and Restated Credit Facility, which extended the maturity date of the Amended and Restated Credit Facility to March 21, 2023 and increased the borrowing base to $540.0 million. Borrowings under the Amended and Restated Credit Facility under Amendment No. 2 bear interest at a rate elected by the Company that is equal to an adjusted base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and the thirty-day adjusted LIBOR plus 1.0%) or LIBOR, in each case, plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the adjusted base rate, and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the elected commitments. The Company also incurs a commitment fee that is between 0.375% to 0.50% per year on the unused portion of the elected commitments, depending on the relative amount of the loan outstanding in relation to the elected commitments.

In April 2018, and in connection with the issuance of the Senior Notes (as described and defined below), the lenders of the Amended and Restated Credit Facility agreed to waive a provision that would require a borrowing base reduction as a result of the Senior Notes. As a result, the borrowing base of the Amended and Restated Credit Facility continued to be $540.0 million. The Company also voluntarily elected to reduce the elected commitments to $475.0 million, effective as of the closing of the Senior Notes offering. Additionally, a portion of the proceeds from the Senior Notes were used to repay the entire outstanding balance under the Amended and Restated Credit Facility of $320.0 million as of the date the Senior Notes proceeds were received.

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

In August 2018, the Company entered into Amendment No. 4 to the Amended and Restated Credit Facility which increased the borrowing base to $825.0 million and the Company increased its elected commitments to $540.0 million. In November 2018, the borrowing base of the Amended and Restated Credit Facility increased to $900.0 million while the elected commitments remained at $540.0 million.

The Amended and Restated Credit Facility contains certain nonfinancial covenants, including among others, restrictions on indebtedness, liens, investments, mergers, sales of assets, hedging activity, and dividends and payments to the Company’s capital interest holders.

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

As of September 30, 2018, the Company was in compliance with its Amended and Restated Credit Facility financial covenants.

5.875% Senior Unsecured Notes due 2026

On May 8, 2018, JPE LLC issued $500.0 million aggregate principal amount of 5.875% senior unsecured notes that mature on May 1, 2026 (the “Senior Notes”) in a 144A private placement that was exempt from registration under the Securities Act. Interest is payable on the Senior Notes semi-annually in arrears on each May 1 and November 1, commencing November 1, 2018. The Senior Notes resulted in net proceeds to the Company of $488.4 million, after deducting the initial purchasers’ discount and offering expenses. A portion of such proceeds was used to repay the entire outstanding balance under the Amended and Restated Credit Facility of $320.0 million as of the date the Senior Notes proceeds were received. The remainder of the net proceeds are expected to be used to fund a portion of the Company’s 2018 capital program and for other general corporate purposes.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Note 5—Equity-based Compensation

Equity-based compensation expense, for each type of equity-based award, was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Incentive unit awards	$609	$10,692	$75,767	$429,585
Restricted stock unit awards	883	521	2,996	898
Performance stock unit awards	1,016	527	1,513	866
Restricted stock unit awards issued to nonemployee directors	106	163	395	293
Total equity-based compensation expense	$2,614	$11,903	$80,671	$431,642

Equity-based compensation expense, which is recorded in general and administrative expense in the accompanying consolidated and combined statements of operations, will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, modification of awards, employee forfeitures and the timing of the awards.

For the nine months ended September 30, 2018, equity-based compensation expense includes $71.3 million related to a modification of the service requirements in February 2018 for the incentive unit awards allocated at the IPO (as described further below). For the nine months ended September 30, 2017, equity-based compensation expense of $431.6 million included (1) $379.0 million related to the vested shares of common stock at the IPO date, all of which was noncash except for $14.7 million related to a management incentive advance payment made in April 2016, and (2) $22.2 million related to a modification in conjunction with a March 2017 separation agreement of a former executive officer.

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

The following table summarizes the Company’s incentive unit award, restricted stock unit (“RSU”) award and performance stock unit (“PSU”) award activity for the nine months ended September 30, 2018:

	Incentive Units (2)	RSUs (3)	PSUs
Unvested at December 31, 2017	7,755,745	582,973	398,566
Awards Granted (1)	423,642	608,771	546,319
Vested	(2,789,511)	(265,779)	—
Forfeited	(73,307)	(138,548)	(253,522)
Unvested at September 30, 2018	5,316,569	787,417	691,363

(1)	Weighted average grant-date fair value was $13.37 for incentive units, $12.72 for RSUs and $16.23 for PSUs.

(2)
Included in the unvested incentive units at September 30, 2018 are 4,809,666 units for which equity-based compensation expense was accelerated and fully recognized in February 2018. See the discussion above for additional information.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

(3)	Of the 608,771 RSUs granted during 2018, nonemployee directors received 30,753 at a weighted average grant-date fair value of $13.17.

The following table reflects the future equity-based compensation expense to be recorded for each type of award that was outstanding at September 30, 2018:

	Incentive Units	RSUs (1)	PSUs
Compensation costs remaining at September 30, 2018 (in millions)	$5.4	$7.9	$8.2
Weighted average remaining period at September 30, 2018 (in years)	2.4	2.2	2.1

(1)	The remaining compensation costs at September 30, 2018 for the nonemployee director RSUs was $0.3 million, with a weighted average remaining period of 0.6 years.

At September 30, 2018, there were 80,986 unallocated incentive units that are available to be granted. When these units are granted, they will be valued using the closing stock price on the date of grant, and the Company will recognize the related expense over the requisite service period.

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

For the nine months ended September 30, 2017, the Company’s EPS calculation includes only the net loss for the period subsequent to the corporate reorganization and IPO and omits income or loss prior to these events. In addition, the basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from January 27, 2017 to September 30, 2017.

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended	From January 27, 2017, to
(in thousands, except per share amounts)	2018	2017	September 30, 2018	September 30, 2017
Net income (loss) attributable to Jagged Peak Energy Inc. stockholders	$(26,566)	$(15,219)	$(20,888)	$(89,221)

Basic weighted average shares outstanding	213,180	212,931	213,109	212,933
Dilutive restricted stock units	—	—	—	—
Dilutive performance stock units	—	—	—	—
Diluted weighted average shares outstanding	213,180	212,931	213,109	212,933

Net income (loss) per common share:
Basic	$(0.12)	$(0.07)	$(0.10)	$(0.42)
Diluted	$(0.12)	$(0.07)	$(0.10)	$(0.42)

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents the weighted average number of outstanding equity awards that have been excluded from the computation of diluted earnings per common share as their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended	From January 27, 2017, to
(in thousands)	2018	2017	September 30, 2018	September 30, 2017
Number of antidilutive units: (1)
Antidilutive restricted stock units	791	527	721	348
Antidilutive performance stock units	603	671	496	421

(1)	When the Company incurs a net loss, all outstanding equity awards are excluded from the calculation of diluted loss per common share because the inclusion of these awards would be anti-dilutive.

Note 7—Income Taxes

Income tax expense was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Income tax expense (benefit)	$(7,315)	$(2,598)	$14,737	$101,039
Effective tax rate	21.6%	14.6%	(239.6)%	(27.8)%

JPE LLC was organized as a limited liability company and treated as a pass-through entity for federal income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of the Company from January 27, 2017 in the accompanying consolidated and combined financial statements. Included in the deferred federal income tax provision above for the nine months ended September 30, 2017, is a $79.1 million income tax expense related to the Company’s change in tax status as a result of the corporate reorganization.

The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three months ended September 30, 2018, the Company’s overall effective tax rate was different than the federal statutory rate of 21% primarily due to permanent differences on vested equity-based compensation awards. For the nine months ended September 30, 2018, the Company’s overall effective tax rate was different than the federal statutory rate of 21% primarily due to nondeductible equity-based compensation related to incentive unit awards allocated at the time of the IPO, and permanent differences on vested equity-based compensation awards. For the three and nine months ended September 30, 2017, the Company’s overall effective tax rate was different than the federal statutory rate of 35% primarily due to the impact of the change in tax status and nondeductible equity-based compensation.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Due to the complexities involved in accounting for the enactment of the new law, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 118 that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the impact of the Tax Act on a company's financial statements. The Company substantially completed its analysis of the Tax Act and recorded its estimated impact in the year ended December 31, 2017. As of September 30, 2018, the Company has not made any material adjustments to its provisional estimate at December 31, 2017. Any changes to the calculation that do arise will be recorded as they are identified during the measurement period provided for by SAB 118.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Note 8—Asset Retirement Obligations

The following table summarizes the changes in the carrying amount of the asset retirement obligations for the nine months ended September 30, 2018. The current portion of the asset retirement obligation liability is included in accrued liabilities on the consolidated and combined balance sheets.

(in thousands)
Asset retirement obligations at January 1, 2018	$929
Liabilities incurred and assumed	533
Liability settlements and disposals	(33)
Revisions of estimated liabilities	35
Accretion	88
Asset retirement obligations at September 30, 2018	1,552
Less current portion of asset retirement obligations	(125)
Long-term asset retirement obligations	$1,427

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Reclassifications of fair value among Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers among Level 1, Level 2 or Level 3 during the nine months ended September 30, 2018.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Assets and liabilities measured on a recurring basis

Certain assets and liabilities are reported at fair value on a recurring basis. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Level 2
(in thousands)	September 30, 2018	December 31, 2017
Assets from commodity derivative contracts	$20,710	$26
Liabilities due to commodity derivative contracts	$150,282	$52,877

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

Fair Value of Other Financial Instruments

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated and combined balance sheets:

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Senior secured revolving credit facility	$—	$—	$155,000	$155,000
5.875% senior unsecured notes due 2026	$500,000	$497,715	$—	$—

The fair value of the Amended and Restated Credit Facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes at September 30, 2018 was based on the quoted market price and is classified as Level 1 in the fair value hierarchy.

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

The following table sets forth the noncash impairments of both proved and unproved properties for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Proved oil and natural gas property impairments	$—	$—	$—	$—
Unproved oil and natural gas property impairments (1)	—	257	53	365
	$—	$257	$53	$365

(1)	The impairments of unproved oil and natural gas properties resulted from expirations of certain undeveloped leases.

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

Note 10—Commitments and Contingencies

Commitments

There were no material changes in commitments during the first nine months of 2018, except as discussed below. Please refer to Note 10, Commitments and Contingencies, in the 2017 Form 10-K for additional discussion.

At September 30, 2018, the Company had four operated drilling rigs running, two of which were released in October 2018 with no penalties incurred. As of September 30, 2018, the Company had signed four new rig contracts that are expected to begin running during the fourth quarter of 2018. With the addition of the new rigs, the Company’s total commitment for drilling rigs at September 30, 2018 is $81.8 million through 2020. If the Company were to terminate its drilling rig contracts at September 30, 2018, including all rigs running and contracted, it would be required to pay early termination penalties of $44.1 million.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both September 30, 2018 and December 31, 2017, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

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

The following table summarizes fees paid to Oryx, Phoenix and Trident for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Oryx via 3rd party shipper (1)	$6,435	$2,918	$16,719	$6,716
Oryx (2)	$140	$97	$440	$749
Phoenix (3)	$98	$56	$319	$258
Trident (3)	$—	$—	$—	$236

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

At September 30, 2018 and December 31, 2017, the Company had outstanding payables to these related parties of $2.4 million and $1.8 million, respectively. See Note 11, Related Party Transactions, in the 2017 Form 10-K for more information.

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

We have assembled a portfolio of contiguous acreage in the core oil window of the southern Delaware Basin. This acreage is characterized by a multi-year, oil-weighted inventory of horizontal drilling locations that provide attractive growth and return opportunities. At September 30, 2018, our acreage position was approximately 78,900 net acres.

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil, natural gas and NGL production. Compared to the first nine months of 2017, our realized oil price for the first nine months of 2018 increased 28% to $59.15 per barrel, our realized natural gas price declined 50% to $1.29 per Mcf, and our realized price for NGLs increased by 6% to $23.71 per barrel between these same periods. The realized natural gas and NGL prices during the first nine months of 2018 were negatively impacted by the adoption of ASC 606, which requires us to deduct gathering and processing costs from revenue rather than record it as a separate expense. See below for further information regarding the “Adoption of ASC 606” related to the impact of the new revenue recognition standard on our natural gas and NGL revenues and corresponding realized prices, and “Sources of Our Revenues” regarding our realized commodity prices.

Factors Affecting the Comparability of Our Results of Operations

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, primarily for the reasons described below.

Increased Oil and Natural Gas Development Activities

During the nine months ended September 30, 2018, we brought online, or participated in bringing online, 49 gross (38.6 net) wells. Our average daily production grew 125% from 14,594 Boe/d during the first nine months of 2017 to 32,790 Boe/d for the same period of 2018. In the nine months ended September 30, 2018, we spent $550.1 million on drilling and completing wells and on further developing our water infrastructure. This compares to $420.9 million that we spent in the nine months ended September 30, 2017 for drilling, completion and infrastructure.

Equity-based Compensation

During the nine months ended September 30, 2018, we recognized equity-based compensation expense of $80.7 million, which included $71.3 million related to a modification of service requirements for incentive unit awards. During the nine months ended September 30, 2017, we recognized equity-based compensation of $431.6 million which included $379.0 million related to incentive unit awards that vested at the time of the IPO. Please refer to Note 5, Equity-based Compensation, in “Part I. Financial Information - Item 1. Financial Statements” for additional information on equity-based compensation.

Income Taxes

As a result of our corporate reorganization, we became subject to federal and state income tax. The change in tax status required the recognition of deferred tax assets and liabilities for the temporary differences at the time of the change in status. The resulting net deferred tax liability of approximately $79.1 million was recognized as tax expense from continuing operations during the nine months ended September 30, 2017. For periods following completion of the corporate reorganization, we began recording income taxes associated with our status as a corporation. Please refer to Note 7, Income Taxes, in “Part I. Financial Information - Item 1. Financial Statements” for more information on income taxes.

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

Adoption of ASC 606

As of January 1, 2018, we adopted ASC 606 using the modified retrospective method. This adoption did not have an impact on the opening balance of retained earnings. As a result of the adoption, we changed the presentation of the costs to gather and process natural gas and NGLs. For the nine months ended September 30, 2018, the adoption of ASC 606 resulted in a decrease of $11.2 million to our natural gas and NGL sales revenues, with a corresponding decrease to gathering and processing expense, but did not affect operating income, net income or operating cash flows. Comparative information for the prior period continues to be reported under the accounting standards in effect for that period. Adoption of the new standard did not impact natural gas or NGL production volumes. For additional information regarding the new revenue recognition standard, see Note 2, Significant Accounting Policies and Related Matters, in “Part I. Financial Information - Item 1. Financial Statements.”

Summary of Operating and Financial Results

In the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, we:

•	Brought online 49 gross (38.6 net) wells, of which we operate 36 gross (33.5 net), all within the southern Delaware Basin;

•	Increased average daily production by 125% to 32,790 Boe/d, comprised of 78% oil;

•	Grew oil production 117% to 25,447 barrels per day, natural gas production by 171% to 22.1 MMcf/d and NGL production by 147% to 3,665 barrels per day;

•	Increased production revenues by 172% to $442.4 million;

•	Improved cash flow from operating activities to $317.7 million from $105.4 million;

•	Recorded a $110.4 million loss on commodity derivative instruments compared to a $15.9 million gain;

•	Incurred equity-based compensation expense of $80.7 million compared to $431.6 million;

•	Successfully completed the offering of $500.0 million aggregate principal amount of 5.875% Senior Notes; and

•	Repaid our outstanding borrowings on our Amended and Restated Credit Facility with a portion of the proceeds from the issuance of the 5.875% Senior Notes.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. For the nine months ended September 30, 2018, our production revenues were derived 93% from oil sales, 2% from natural gas sales and 5% from NGL sales. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Crude Oil (per Bbl):
Average NYMEX price	$69.69	$48.18	$66.93	$49.30
Average realized price	$55.95	$45.24	$59.15	$46.06
Average realized price, including derivative settlements	$53.45	$47.55	$54.30	$47.21
Natural Gas (per Mcf):
Average NYMEX price	$2.93	$2.95	$2.95	$3.01
Average realized price (1)	$1.19	$2.59	$1.29	$2.56
NGLs (per Bbl):
Average realized price (1)	$24.81	$25.31	$23.71	$22.28

(1)
On January 1, 2018, we adopted ASC 606. As a result of adoption, natural gas and NGL realized prices for the three months ended September 30, 2018 include gathering and processing costs which reduced our realized natural gas and NGL prices by $0.52 per Mcf and $8.27 per barrel, respectively. For the nine months ended September 30, 2018, natural gas and NGL realized prices were reduced by $0.49 per Mcf and $8.20 per barrel, respectively. For additional information regarding the new revenue recognition standard, see Note 2, Significant Accounting Policies and Related Matters, in “Part I. Financial Information - Item 1. Financial Statements.”

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

Derivative Activity

Historically, pricing for oil, natural gas and NGLs has been volatile and unpredictable, and we expect this volatility to continue in the future. As of September 30, 2018, we had entered into derivative oil swap contracts covering periods from October 1, 2018 through December 31, 2020 for approximately 12.4 MMbls of our projected oil production at a weighted average WTI oil price of $59.54 per barrel. We also have basis differential derivative contracts between Midland, TX and Cushing, OK for the periods from October 1, 2018 through December 31, 2020 covering 19.9 MMbls at a weighted average basis differential of $(3.42) per barrel. These derivative instruments allow us to reduce, but not eliminate, the potential variability in cash flow from operations due to fluctuations in oil prices. Our derivative instruments provide increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil prices and may partially limit our potential gains from future increases in prices. During the three months ended September 30, 2018, we incurred net payments of $6.3 million related to derivative agreements that settled during this time. In the future, we may seek to hedge price risk associated with our natural gas and NGL production. See “Item 3—Quantitative and Qualitative Disclosure About Market Risk—Commodity Price Risk” for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.

Results of Operations

Comparison of the three months ended September 30, 2018 versus September 30, 2017

Revenues

Oil and Natural Gas Revenues.    The following table provides the components of our revenues for the three months ended September 30, 2018 and 2017, as well as each period’s respective average realized prices and production volumes:

	Three Months Ended September 30,
(in thousands or as indicated)	2018	2017	Change	% Change
Production revenues:
Oil sales	$141,598	$62,585	$79,013	126%
Natural gas sales	2,552	2,939	(387)	(13)%
NGL sales	10,814	4,860	5,954	123%
Total production revenues	$154,964	$70,384	$84,580	120%
Average realized price: (1) (2)
Oil (per Bbl)	$55.95	$45.24	$10.71	24%
Natural gas (per Mcf)	$1.19	$2.59	$(1.40)	(54)%
NGLs (per Bbl)	$24.81	$25.31	$(0.50)	(2)%
Total (per Boe)	$46.64	$39.89	$6.75	17%
Production volumes:
Oil (MBbls)	2,531	1,383	1,148	83%
Natural gas (MMcf)	2,139	1,136	1,003	88%
NGLs (MBbls)	436	192	244	127%
Total (MBoe)	3,323	1,765	1,558	88%
Average daily production volume:
Oil (Bbls/d)	27,507	15,036	12,471	83%
Natural gas (Mcf/d)	23,245	12,346	10,899	88%
NGLs (Bbls/d)	4,738	2,087	2,651	127%
Total (Boe/d)	36,118	19,180	16,938	88%

(1)	Average prices shown in the table do not include settlements of commodity derivative transactions.

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

	Three Months Ended September 30, 2018
(in thousands)	Amounts presented on statements of operations	ASC 606 Adjustments	Previous Revenue Recognition Method
Production revenues:
Oil sales	$141,598	$—	$141,598
Natural gas sales	2,552	1,102	3,654
NGL sales	10,814	3,604	14,418
Total production revenues	$154,964	$4,706	$159,670
Operating expenses:
Gathering and processing expenses	$—	$4,706	$4,706

As reflected in the table above, our total production revenue for the three months ended September 30, 2018 was 120%, or $84.6 million, higher than that of the same period from 2017. The increase is primarily due to higher sales volumes, along with higher realized commodity prices during the three months ended September 30, 2018. Our aggregate production volumes in the three months ended September 30, 2018 were 3,323 MBoe, comprised of 76% oil, 11% natural gas and 13% NGLs. This represents an increase of 88% over aggregate production volumes of 1,765 MBoe during the three months ended September 30, 2017.

The following table shows the effects of volume and price related changes on oil, natural gas and NGL sales from the three months ended September 30, 2017 to the three months ended September 30, 2018:

(in thousands)	Oil sales	Natural gas sales	NGL sales	Total
Three months ended September 30, 2017	$62,585	$2,939	$4,860	$70,384
Changes due to:
Increase (decrease) in production volumes	51,910	2,607	6,172	60,689
Increase (decrease) in average realized prices (1)	27,103	(2,994)	(218)	23,891
Three months ended September 30, 2018	$141,598	$2,552	$10,814	$154,964

(1)	The changes due to natural gas and NGL average realized prices were impacted by the adoption of ASC 606, as described above.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended September 30,				Per Boe
(in thousands, except per Boe)	2018	2017	Change	% Change	2018	2017
Lease operating expenses	$11,184	$5,184	$6,000	116%	$3.37	$2.94
Gathering and processing expenses (1)	—	1,357	(1,357)	(100)%	$—	$0.77
Production and ad valorem taxes	9,517	4,739	4,778	101%	$2.86	$2.69
Exploration	23	6	17	283%	$0.01	$—
Depletion, depreciation, amortization and accretion	57,660	30,851	26,809	87%	$17.35	$17.48
Impairment of unproved oil and natural gas properties	—	257	(257)	(100)%	NM	NM
Other operating expenses	19	41	(22)	(54)%	$0.01	$0.02
General and administrative (before equity-based compensation)	9,707	5,830	3,877	67%	$2.92	$3.30
Total operating expenses (before equity-based compensation)	88,110	48,265	39,845	83%	$26.52	$27.35
Equity-based compensation	2,614	11,903	(9,289)
Total operating expenses	$90,724	$60,168	$30,556

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

NM    Not meaningful.

Lease Operating Expenses.    Our lease operating expense (“LOE”) varies in conjunction with our level of production, the timing of our workover expenses and variations in industry activity that cause fluctuations in service provider costs. LOE increased to $11.2 million in the three months ended September 30, 2018, compared to $5.2 million for the same period of 2017. The increase largely corresponds to our increased production and well counts between periods, resulting in overall higher costs for equipment rental and electricity. Additionally, during the three months ended September 30, 2018, we incurred approximately $2.7 million of additional workover expense as compared to the same period of 2017. LOE per Boe increased 15% to $3.37 for the three months ended September 30, 2018, as compared to the same period of 2017, primarily due to the additional workover costs, which may not fluctuate in conjunction with production levels.

Gathering and Processing Expenses.    Gathering and processing expenses were $1.4 million in the three months ended September 30, 2017 and were reduced to $0 in the three months ended September 30, 2018 as a result of adopting ASC 606. During the three months ended September 30, 2018, $4.7 million of gathering and processing costs that previously would have been presented as expenses were deducted from revenues. Based on the sales contracts we currently have, all gathering and processing costs are deducted from revenue; however, future contracts could have different terms which may require us to record gathering and processing expense. For additional information regarding the adoption of ASC 606, see Note 2, Significant Accounting Policies and Related Matters, in “Part I. Financial Information - Item 1. Financial Statements.”

Production and Ad Valorem Taxes.    Production and ad valorem taxes increased 101% between the three months ended September 30, 2017 and 2018, from $4.7 million in 2017 to $9.5 million in 2018. The increase in production taxes is due to an increase in revenues, and the increase in ad valorem taxes relates to the addition of multiple new high-volume wells.

Depletion, Depreciation, Amortization and Accretion.    Depletion, depreciation, amortization and accretion (“DD&A”) expense increased $26.8 million, or 87%, during the three months ended September 30, 2018 compared to the same period of 2017. The increase in DD&A expense was largely due to an increase in production, partially offset by a slight decrease in our DD&A rate. Our DD&A rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The DD&A rate per Boe decreased 1% to $17.35 per Boe during the three months ended September 30, 2018, compared to $17.48 per Boe for the three months ended September 30, 2017.

General and Administrative and Equity-based Compensation.    General and administrative expenses (“G&A”), excluding equity-based compensation, increased 67% to $9.7 million for the three months ended September 30, 2018, from $5.8 million for the same period of 2017. The increase is primarily due to a $3.0 million increase in costs related to salaries, employee benefits, contract personnel and other general business expenses required to support our development program and growing production levels. The number of our full-time employees increased from 56 at September 30, 2017 to 80 at September 30, 2018.

Equity-based compensation expense for the three months ended September 30, 2018 and 2017 is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017	Change
Incentive unit awards	$609	$10,692	$(10,083)
Restricted stock unit awards	989	684	305
Performance stock unit awards	1,016	527	489
Total equity-based compensation expense	$2,614	$11,903	$(9,289)

The decrease in equity-based compensation expense for incentive unit awards is due to the modification and acceleration of the awards allocated at the time of the IPO for accounting purposes in the first quarter of 2018. The remaining incentive unit award expense relates to awards not allocated at the time of the IPO. For additional information regarding our equity-based compensation, see Note 5, Equity-based Compensation, in “Part I. Financial Information - Item 1. Financial Statements.”

Other Income and Expense

The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2018	2017	Change
Gain (loss) on commodity derivatives	$(96,516)	$(27,693)	$(68,823)
Interest expense, net	(8,256)	(467)	(7,789)
Gain on sale of assets	6,225	—	6,225
Other, net	12	60	(48)
Total other income (expense)	$(98,535)	$(28,100)	$(70,435)

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

The following table sets forth the components of gain (loss) on commodity derivatives for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(in thousands)	2018	2017
Net cash receipts (payments) on settled derivatives	$(6,347)	$3,195
Gain (loss) from the change in fair value of open derivative contracts, net	(90,169)	(30,888)
Gain (loss) on commodity derivatives	$(96,516)	$(27,693)

Interest Expense, net.    The following table summarizes our interest expense for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(in thousands)	2018	2017
Amended and Restated Credit Facility (1)	$491	$392
Senior Notes	7,322	—
Amortization of debt issuance costs (2)	732	147
Capitalized interest	(289)	(72)
Interest expense, net	$8,256	$467

(1)	Includes interest on outstanding balances and commitment fees on undrawn balances.

(2)	Includes amortization of debt issuance costs on the Amended and Restated Credit Facility and Senior Notes.

The increase in interest expense on the Amended and Restated Credit Facility is due to increased commitment fees during the three months ended September 30, 2018, which corresponded to our increased elected borrowing base as compared to the same period of the prior year. Interest expense on the Senior Notes during the three months ended September 30, 2018 is a result of the issuance of the Senior Notes in May 2018.

Gain on Sale of Assets.    The $6.2 million gain on sale of assets in the three months ended September 30, 2018 related to the sale of non-core unproved acreage.

Income tax expense (benefit)

During the three months ended September 30, 2018, we had an income tax benefit of $7.3 million, compared to a benefit of $2.6 million for the same period of 2017. The change is primarily due to a higher taxable net loss in 2018 compared to 2017, partially offset by the passage of the Tax Act, which reduced the U.S. corporate income tax rate from 35% in 2017 to 21% in 2018.

Comparison of the nine months ended September 30, 2018 versus September 30, 2017

Revenues

Oil and Natural Gas Revenues.    The following table provides the components of our production revenues for the nine months ended September 30, 2018 and 2017, as well as each period’s respective average realized prices and production volumes:

	Nine Months Ended September 30,
(in thousands or as indicated)	2018	2017	Change	% Change
Production revenues:
Oil sales	$410,935	$147,738	$263,197	178%
Natural gas sales	7,765	5,697	2,068	36%
NGL sales	23,721	9,041	14,680	162%
Total production revenues	$442,421	$162,476	$279,945	172%
Average realized price: (1) (2)
Oil (per Bbl)	$59.15	$46.06	$13.09	28%
Natural gas (per Mcf)	$1.29	$2.56	$(1.27)	(50)%
NGLs (per Bbl)	$23.71	$22.28	$1.43	6%
Total (per Boe)	$49.42	$40.78	$8.64	21%
Production volumes:
Oil (MBbls)	6,947	3,208	3,739	117%
Natural gas (MMcf)	6,025	2,224	3,801	171%
NGLs (MBbls)	1,001	406	595	147%
Total (MBoe)	8,952	3,984	4,968	125%
Average daily production volume:
Oil (Bbls/d)	25,447	11,750	13,697	117%
Natural gas (Mcf/d)	22,069	8,147	13,922	171%
NGLs (Bbls/d)	3,665	1,486	2,179	147%
Total (Boe/d)	32,790	14,594	18,196	125%

(1)	Average prices shown in the table do not include settlements of commodity derivative transactions.

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

	Nine Months Ended September 30, 2018
(in thousands)	Amounts presented on statements of operations	ASC 606 Adjustments	Previous Revenue Recognition Method
Production revenues:
Oil sales	$410,935	$—	$410,935
Natural gas sales	7,765	2,987	10,752
NGL sales	23,721	8,205	31,926
Total production revenues	$442,421	$11,192	$453,613
Operating expenses:
Gathering and processing expenses	$—	$11,192	$11,192

As reflected in the table above, our total production revenue for the first nine months of 2018 was 172%, or $279.9 million, higher than that of the same period from 2017. The increase is primarily due to higher sales volumes, along with higher average realized commodity prices during the first nine months of 2018. Our aggregate production volumes in the first nine months of 2018 were 8,952 MBoe, comprised of 78% oil, 11% natural gas and 11% NGLs. This represents an increase of 125% over aggregate production volumes of 3,984 MBoe during the first nine months of 2017.

The following table shows the effects of volume and price related changes on oil, natural gas and NGL sales from the nine months ended September 30, 2017 to the nine months ended September 30, 2018:

(in thousands)	Oil sales	Natural gas sales	NGL sales	Total
Nine months ended September 30, 2017	$147,738	$5,697	$9,041	$162,476
Changes due to:
Increase (decrease) in production volumes	172,262	9,719	13,249	195,230
Increase (decrease) in average realized prices (1)	90,935	(7,651)	1,431	84,715
Nine months ended September 30, 2018	$410,935	$7,765	$23,721	$442,421

(1)	The changes due to natural gas and NGL average realized prices were impacted by the adoption of ASC 606, as described above.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,				Per Boe
(in thousands, except per Boe)	2018	2017	Change	% Change	2018	2017
Lease operating expenses	$31,390	$10,684	$20,706	194%	$3.51	$2.68
Gathering and processing expenses (1)	—	2,404	(2,404)	(100)%	$—	$0.60
Production and ad valorem taxes	26,437	10,916	15,521	142%	$2.95	$2.74
Exploration	24	14	10	71%	$—	$—
Depletion, depreciation, amortization and accretion	160,552	67,224	93,328	139%	$17.93	$16.87
Impairment of unproved oil and natural gas properties	53	365	(312)	(85)%	NM	NM
Other operating expenses	65	223	(158)	(71)%	$0.01	$0.06
General and administrative (before equity-based compensation)	28,800	17,862	10,938	61%	$3.22	$4.48
Total operating expenses (before equity-based compensation)	247,321	109,692	137,629	125%	$27.63	$27.53
Equity-based compensation	80,671	431,642	(350,971)
Total operating expenses	$327,992	$541,334	$(213,342)

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

NM    Not meaningful.

Lease Operating Expenses.    Our LOE varies in conjunction with our level of production, the timing of our workover expenses and variations in industry activity that cause fluctuations in service provider costs. LOE increased to $31.4 million in the first nine months of 2018, compared to $10.7 million for the same period of 2017. The increase largely corresponds to our increased production and well counts between periods, resulting in higher overall costs for equipment rental, electricity, contract labor, and general maintenance and repair. Additionally, during the nine months ended September 30, 2018, we incurred approximately $9.5 million of additional workover expense, as compared to the same period of 2017. LOE per Boe increased 31% to $3.51 for the nine months ended September 30, 2018, primarily due to the additional workover costs, which may not fluctuate in conjunction with production levels.

Gathering and Processing Expenses.    Gathering and processing expenses were $2.4 million in the first nine months of 2017 and were reduced to $0 in the first nine months of 2018 as a result of adopting ASC 606. During the first nine months of 2018, $11.2 million of gathering and processing costs that would have previously been presented as expenses were deducted from revenues. Based on the sales contracts we currently have, all gathering and processing costs are deducted from revenue; however, future contracts could have different terms which may require us to record gathering and processing expense. For additional information regarding the adoption of ASC 606, see Note 2, Significant Accounting Policies and Related Matters, in “Part I. Financial Information - Item 1. Financial Statements.”

Production and Ad Valorem Taxes.    Production and ad valorem taxes increased 142% between the nine months ended September 30, 2017 and 2018, from $10.9 million in 2017 to $26.4 million in 2018. The increase in production taxes is due to an increase in revenues, and the increase in ad valorem taxes relates to the addition of multiple new high-volume wells.

Depletion, Depreciation, Amortization and Accretion.    DD&A expense increased $93.3 million, or 139%, through the first nine months of 2018 compared to the same period of 2017. The increase in DD&A expense was largely due to an increase in production, as well as an increase in our DD&A rate. Our DD&A rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The DD&A rate per Boe increased 6% to $17.93 per Boe during the nine months ended September 30, 2018, compared to $16.87 per Boe for the first nine months of 2017. The increase in our DD&A rate was largely due to an increase in capitalized costs due to continued development activities, while the rate of increase in our reserve volumes related to those development activities was lower than the rate of capitalized costs increase.

General and Administrative and Equity-based Compensation.    G&A, excluding equity-based compensation, increased 61% to $28.8 million for the nine months ended September 30, 2018, from $17.9 million for the same period of 2017. The increase is primarily due to a $6.8 million increase in costs related to salaries, employee benefits, contract personnel and other general business expenses required to support our development program and growing production levels, and a $3.5 million increase related to severance and other nonrecurring expenses primarily from the first quarter of 2018. The number of our full-time employees increased from 56 at September 30, 2017 to 80 at September 30, 2018.

Equity-based compensation expense for the nine months ended September 30, 2018 and 2017 is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Incentive unit awards	$75,767	$429,585	$(353,818)
Restricted stock unit awards	3,391	1,191	2,200
Performance stock unit awards	1,513	866	647
Total equity-based compensation expense	$80,671	$431,642	$(350,971)

Equity-based compensation expense for the nine months ended September 30, 2018 includes $71.3 million related to a modification of the service requirements in February 2018 for the incentive unit awards allocated at the IPO. For the nine months ended September 30, 2017, equity-based compensation expense of $431.6 million included (1) $379.0 million related to the vested shares of common stock at the IPO date, all of which was noncash except for $14.7 million related to a management incentive advance payment made in April 2016, and (2) $22.2 million related to a modification in conjunction with a March 2017 separation agreement of a former executive officer. We expect to recognize additional noncash compensation expense of approximately $5.4 million over approximately 2.4 years for the incentive unit awards, $7.9 million over approximately 2.2 years for RSU awards and $8.2 million over approximately 2.1 years for the PSU awards. For additional information regarding our equity-based compensation, see Note 5, Equity-based Compensation, in “Part I. Financial Information - Item 1. Financial Statements.”

Other Income and Expense

The following table summarizes our other income and expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Gain (loss) on commodity derivatives	$(110,426)	$15,922	$(126,348)
Interest expense, net	(17,095)	(1,610)	(15,485)
Gain on sale of assets	6,225	—	6,225
Other, net	30	474	(444)
Total other income (expense)	$(121,266)	$14,786	$(136,052)

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

The following table sets forth the components of gain (loss) on commodity derivatives for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash receipts (payments) on settled derivatives	$(33,705)	$3,691
Gain (loss) from the change in fair value of open derivative contracts, net	(76,721)	12,231
Gain (loss) on commodity derivatives	$(110,426)	$15,922

Interest Expense, net.    The following table summarizes our interest expense for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Amended and Restated Credit Facility (1)	$4,528	$1,338
Senior Notes	11,668	—
Amortization of debt issuance costs (2)	1,753	407
Capitalized interest	(854)	(135)
Interest expense, net	$17,095	$1,610

(1)	Includes interest on outstanding balances and commitment fees on undrawn balances.

(2)	Includes amortization of debt issuance costs on the Amended and Restated Credit Facility and the Senior Notes.

The increase in interest expense on our Amended and Restated Credit Facility is primarily due to an increase in the weighted average outstanding balance on our credit facility of $116.2 million during the nine months ended September 30, 2018, compared to $19.2 million during the same period of 2017. The increase is also attributable to increased commitment fees that resulted from our increased elected borrowing base. Interest expense on the Senior Notes during the nine months ended September 30, 2018 is a result of the issuance of the Senior Notes in May 2018.

Gain on Sale of Assets.    The $6.2 million gain on sale of assets in the nine months ended September 30, 2018 related to the sale of non-core unproved acreage.

Income tax expense (benefit)

Income tax expense decreased to $14.7 million during the nine months ended September 30, 2018, from $101.0 million for the same period of 2017. Income tax expense during the nine months ended September 30, 2018 was unaffected by $71.3 million in incentive unit award equity-based compensation expense in February 2018, which is not deductible for federal or state income tax purposes. Income tax expense during the nine months ended September 30, 2017 primarily resulted from the $79.1 million income tax expense recorded in the first quarter of 2017 as a result of our change in tax status as part of the corporate reorganization. The decrease in income tax expense from 2017 to 2018 was also impacted by the passage of the Tax Act which reduced the U.S. corporate income tax rate from 35% in 2017 to 21% in 2018, partially offset by higher taxable net income during the nine months ended September 30, 2018 compared to the same period of 2017.

Liquidity and Capital Resources

Historically, our primary sources of liquidity were capital contributions from equity owners, including the IPO, borrowings under our credit facility and cash flows from operations. During the first nine months of 2018, our primary sources of liquidity were the proceeds from the Senior Notes offering of $488.4 million, borrowings on our credit facility of $165.0 million and cash flows from operations of $317.7 million. Our primary uses of cash have been the development and acquisition of oil, natural gas and NGL properties, the development of water sourcing and disposal infrastructure and a repayment on our credit facility of $320.0 million. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate level returns will be highly dependent on the capital resources available to us.

Capital Expenditures

Capital expenditures for oil and gas acquisitions, exploration, development and infrastructure activities are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Acquisitions
Proved properties	$—	$—	$—	$—
Unproved properties (1)	6,321	7,845	17,647	56,364
Development costs	151,797	158,870	535,590	399,057
Infrastructure costs	6,693	3,613	14,463	21,805
Exploration costs	23	6	24	14
Total oil and gas capital expenditures	$164,834	$170,334	$567,724	$477,240

(1)	Relates to oil and natural gas mineral interest leasing activity.

For the nine months ended September 30, 2018 and 2017, our capital expenditures have been focused on the development of our properties in the southern Delaware Basin. As of September 30, 2018, we had approximately 90,400 gross (78,900 net) acres.

The following table reflects wells that began producing in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross wells
Operated	10	11	36	32
Non-operated	1	3	13	5
	11	14	49	37
Net wells
Operated	9.8	10.2	33.5	30.9
Non-operated	0.1	1.4	5.1	1.9
	9.9	11.6	38.6	32.8

At September 30, 2018, we were in the process of drilling four gross (4.0 net) wells and had seven gross (6.9 net) wells waiting on completion, including three gross (2.9 net) wells that were in process of being completed.

2018 Capital Budget

Our 2018 capital budget for development of oil and gas properties and infrastructure is as follows:

(in millions)
Drilling and completion	$650.0	—	$680.0
Water infrastructure	18.0	—	22.0
Total	$668.0	—	$702.0

Our 2018 capital budget excludes potential leasehold and/or surface acreage additions. Based on our 2018 capital budget, we expect to bring online 45 to 47 gross operated wells. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

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

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and additional borrowing capacity under our credit facility to execute our remaining 2018 capital program and anticipated 2019 capital expenditures, excluding potential acquisitions. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. If we require additional capital funding for capital expenditures, acquisitions or other reasons, we may seek such capital through borrowings under our credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our future drilling program. We are actively seeking partners to assist in developing a portion of our Big Tex acreage. If we are unable to come to an agreement with a partner or otherwise arrange for the co-development of this acreage position, we may elect not to drill some or all of the wells required under our lease obligations which could result in a noncash impairment of our undeveloped assets in the Big Tex project area. In addition, if we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and development of oil and natural gas activities, changes in our hedging activities and changes in our cash and cash equivalents. At September 30, 2018, we had a working capital deficit of $77.7 million, a reduction of $35.7 million compared to a working capital deficit of $113.4 million at December 31, 2017. The decreased deficit is primarily the result of an $84.4 million increase in our cash balance, which increased primarily due to the net proceeds from the Senior Notes offering in May 2018, net of repayment of our then outstanding balance on our credit facility and underwriter and other offering fees. Additionally, we experienced an increase of $16.9 million related to increased JIB and other accounts receivable. These increases to our current assets were partially offset by a net increase in current derivative liabilities of $42.7 million, primarily related to the decrease in fair value of our derivative contracts expected to settle over the next 12 months. Further offsetting our increased current assets, accrued interest increased $11.3 million primarily due to our 5.875% Senior Notes, current liabilities associated with ongoing development activities increased $6.7 million and our revenue receivables, net of the related payable, decreased $5.8 million.

We may incur additional working capital deficits in the future due to future increases in liabilities related to our drilling program or further decreases in the value of our current commodity derivatives. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents balance totaled approximately $93.9 million and $9.5 million at September 30, 2018 and December 31, 2017, respectively. We expect that our cash flows from operating activities, access to capital markets and availability under our credit facility will be sufficient to fund our working capital needs. We expect that our timing of receivables and payables, pace of development, production volumes, commodity and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$317,747	$105,428
Net cash used in investing activities	$(564,781)	$(413,135)
Net cash provided by financing activities	$331,450	$299,880

Operating Activities.    Net cash provided by operating activities is primarily affected by production volumes, the price of oil, natural gas and NGLs, and changes in working capital.

The $212.3 million increase in the first nine months of 2018 compared to 2017 primarily resulted from a $280.2 million increase in revenues, which resulted from a 125% increase in volumes and a 21% increase in the average price received per Boe. This was partially offset by $33.7 million of higher cash operating costs primarily due to increased production, and $10.9 million of increased cash G&A costs largely due to additional personnel, severance and other nonrecurring expenses.

Investing Activities.    Cash flows from investing activities primarily consist of the acquisition, exploration, and development of oil and natural gas properties, net of dispositions of oil and natural gas properties.

During the first nine months of 2018, net cash flow used in investing activities was $564.8 million, which included investments in developing our acreage of $551.1 million and leasehold and acquisition costs of $18.9 million. In the first nine months of 2017, net cash used for investing activities of $413.1 million included $349.2 million and $60.6 million for the development and acquisition of oil and natural gas properties, respectively.

Financing Activities.    Net cash provided by financing activities includes the issuance of equity and debt transactions.

Net cash provided by financing activities during the first nine months of 2018 was primarily due to $488.4 million of net proceeds from the Senior Notes offering, which was partially offset by a net repayment on our credit facility of $155.0 million. Net cash provided by financing activities in the first nine months of 2017 was primarily due to $401.6 million of net proceeds from the sale of common stock in the IPO and a net repayment of $97.0 million on our credit facility.

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

In April 2018, and in connection with the issuance of the Senior Notes, the lenders of the Amended and Restated Credit Facility agreed to waive a provision that would require a borrowing base reduction as a result of the Senior Notes. As a result, the borrowing base of the Amended and Restated Credit Facility continued to be $540.0 million. We also voluntarily elected to reduce the elected commitments to $475.0 million, effective as of the closing of the Senior Notes offering. Additionally, a portion of the proceeds from the Senior Notes were used to repay the entire outstanding balance under the Amended and Restated Credit Facility of $320.0 million as of the date the Senior Notes proceeds were received.

In June 2018, we entered into Amendment No. 3 to the Amended and Restated Credit Facility which increased the amount we are permitted to hedge up to 85% of forecasted future production for up to 36 months in the future, and up to the greater of 75% of our proved reserves and 60% of our reasonably anticipated forecasted production for 37 to 60 months in the future, provided that no hedges have a term beyond five years.

In August 2018, we entered into Amendment No. 4 to the Amended and Restated Credit Facility, which increased the borrowing base to $825.0 million and we increased our elected commitments to $540.0 million. In November 2018, we entered into Amendment No. 5 to the Amended and Restated Credit Facility, which increased the borrowing base to $900.0 million while our elected commitments remained at $540.0 million. As of the date of this filing, the Company has nothing outstanding and $540.0 million available under the Amended and Restated Credit Facility.

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

At September 30, 2018, we were obligated to pay a commitment fee on unused amounts of our Amended and Restated Credit Facility of 0.375% to 0.50% per year on the unused portion of the elected commitments, depending on the relative amount of the loan outstanding in relation to the elected commitments. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

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

The Amended and Restated Credit Facility contains financial covenants, which are measured on a quarterly basis. The covenants, as defined in the Amended and Restated Credit Facility, include requirements to comply with the following financial ratios:

Financial Covenant	Required Ratio
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than	1.0	to	1.0
Ratio of debt to EBITDAX, as defined in the credit agreement	Not greater than	4.0	to	1.0

As of September 30, 2018, we were in compliance with all financial covenants.

Contractual Obligations

A summary of our contractual obligations as of September 30, 2018 is provided in the following table:

	Remainder	Payments Due by Period for the Year Ending December 31,
(in thousands)	of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Senior notes—principal	$—	$—	$—	$—	$—	$—	$500,000	$500,000
Senior notes—interest (1)	14,116	29,375	29,375	29,375	29,375	29,375	73,438	234,429
Operating leases (2)	142	1,509	1,532	1,553	1,559	1,589	7,378	15,262
Service and purchase contracts (3)	2,871	6,751	1,285	750	—	—	—	11,657
Rig contracts (4)	8,912	41,494	31,355	—	—	—	—	81,761
Frac fleet contracts (5)	7,800	—	—	—	—	—	—	7,800
Total	$33,841	$79,129	$63,547	$31,678	$30,934	$30,964	$580,816	$850,909

(1)	Interest represents the scheduled cash payments on the Senior Notes.

(2)	Primarily relates to the lease of our corporate office.

(3)	Primarily relates to a coiled tubing service agreement and a retail power purchase agreement.

(4)
Relates to four operated drilling rigs running, two of which were released in October 2018 with no penalties incurred. As of September 30, 2018, we had signed four new rig contracts that are expected to begin running during the fourth quarter of 2018. If we were to terminate these contracts at September 30, 2018, including all rigs running and contracted, we would be required to pay early termination penalties of approximately $44.1 million.

(5)	Relates to two frac fleets under contract at September 30, 2018. If the fleets were not able to be reassigned, we would be required to pay termination fees of $3.2 million as of September 30, 2018.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2018. Please read Note 10, Commitments and Contingencies, in “Part I. Financial Information - Item 1. Financial Statements” for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

The following table shows how hypothetical changes in the realized prices we receive for our commodity sales would have impacted revenue for the nine months ended September 30, 2018:

			Sensitivity Analysis
(in thousands)	Revenue	% of Total	Change in Realized Prices	Impact on Revenue
Oil	$410,935	93%	+ / - $1.00 per barrel	+ / -	$6,947
Natural gas	7,765	2%	+ / - $0.10 per Mcf	+ / -	$603
NGL	23,721	5%	+ / - $1.00 per barrel	+ / -	$1,001
Total (1)	$442,421	100%

(1)	Our oil, natural gas and NGL revenues do not include the effects of derivatives instruments.

To reduce our exposure to changes in the prices of commodities, we have entered into, and may in the future enter into, commodity derivative instruments for a portion of our oil production for the years 2018 through 2020. The agreements entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil production over a fixed period of time. Our commodity derivative instruments are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. During the nine months ended September 30, 2018 we recorded a loss on derivatives of $110.4 million, compared to a gain of $15.9 million for the same period from 2017.

The fair value of our derivative instruments is determined based on valuation models. We did not change our valuation method for our derivative instruments during the nine months ended September 30, 2018. The following table reconciles the changes that occurred in the fair values of our derivative instruments from December 31, 2017 to September 30, 2018:

Commodity Derivative Instruments
(in thousands)	Net Assets (Liabilities)
Fair value of open contracts at December 31, 2017	$(52,851)
Change in fair value of open contracts	(110,426)
Net cash payments on settled derivatives	33,705
Fair value of open contracts at September 30, 2018	$(129,572)

The following table sets forth the hypothetical impact on the fair value of our net oil derivative liability of $129.6 million as of September 30, 2018, using an average increase or decrease of 10% to the commodity prices:

	Change to Prices
(in thousands)	10% Increase	10% Decrease
Increase (decrease) to net oil derivative liability as of September 30, 2018	$78,592	$(78,592)

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates, which affects the amount of interest we pay on certain of our borrowings and the amount of interest we earn on our short-term investments.

As of September 30, 2018, we had no significant investments other than cash and cash equivalents; therefore, we were not exposed to material interest rate risk on investments.

Prior to paying down the outstanding balance on our Amended and Restated Credit Facility to $0 in May 2018, we were exposed to changes in interest rates as a result of our Amended and Restated Credit Facility. As of September 30, 2018, we had $500.0 million aggregate principal of fixed-rate long-term debt outstanding, net of unamortized debt issuance costs, with a fixed interest rate of 5.875%. Although near term changes in interest rates may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. Therefore, we have no exposure to fluctuating interest rates as of September 30, 2018.

We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. For additional information regarding our debt instruments, refer to Note 4, Debt, in “Part I. Financial Information - Item 1. Financial Statements.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

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
*10.1
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of August 9, 2018, among Jagged Peak Energy LLC, as borrower, the guarantors party named therein, Wells Fargo Bank, National Association, as administrative agent and as issuing lender, the lenders named therein, the assignors named therein, and the assignees named therein.

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

JAGGED PEAK ENERGY INC.
Date:	November 8, 2018	By:	/s/ JAMES J. KLECKNER
			Name:	James J. Kleckner
			Title:	Chief Executive Officer and President

Date:	November 8, 2018	By:	/s/ ROBERT W. HOWARD
			Name:	Robert W. Howard
			Title:	Executive Vice President, Chief Financial Officer

Date:	November 8, 2018	By:	/s/ SHONN D. STAHLECKER
			Name:	Shonn D. Stahlecker
			Title:	Controller