Form 10-K
period 2018-12-31
Jagged Peak Energy Inc.
filed 2019-02-28
CIK 1685715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37995
Jagged Peak Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-3943703 (IRS Employer Identification Number)
1401 Lawrence Street, Suite 1800 Denver, Colorado 80202
(Address, including zip code, of registrant’s principal executive offices)
(720) 215-3700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was approximately $754 million. This amount is based on the closing price of the registrant’s common stock on the New York Stock Exchange on that date, or $13.02. Shares of common stock held by executive officers and directors of the registrant and holders of 10% or more of the outstanding common stock of the registrant have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 213,358,572 shares of common stock outstanding at February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Basin.    A large natural depression on the earth’s surface in which sediments have accumulated.

Bbl.    One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, NGLs or water.

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

Estimated ultimate recovery or EUR.    The sum of estimated reserves remaining as of a given date and cumulative production as of that date.

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

Horizontal drilling.    A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled horizontally within a specified formation interval.

Infill drilling.    Drilling wells in between established producing wells to increase recovery of natural gas, oil and NGLs from a known reservoir.

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

Net production.    Production less royalties and production due to others.

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

Productive well.    An exploratory or development well that is not a dry well and is capable of proceeds from production exceeding production expenses and taxes.

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

Proved undeveloped reserves.    Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. This includes infill wells, which are drilled into the same reservoir as a known producing well in order to accelerate recovery. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

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

Royalty.    An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof) but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of an interest in the leasehold in connection with a transfer to a subsequent owner.

Spacing.    The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies. For example, if wells on a 640-acre section are drilled evenly such that each well is assigned to drain 40 acres, each of the resulting 16 wells would be spaced on 40 acres per well.

Spot market price.    The cash market price for oil, natural gas or NGLs without reduction for expected quality, transportation and demand adjustments.

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

Stratigraphic test well.    A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as “exploratory type” if not drilled in a known producing area or “development type” if drilled in a known producing area.

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

WTI.    West Texas Intermediate. A market index price for oil of certain specifications that is widely quoted by financial markets.

Zipper Fracs.    Hydraulically fracturing adjacent wells in parallel, with one or more wells holding frac pressure while the adjacent well is fractured.

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

•
our financial strategy, liquidity and capital required for our drilling program and our expectation that our cash flows from operating activities, access to capital markets and availability under our credit facility will be sufficient to fund our 2019 capital program;

•	our expected timing of the closing of the exchange offer for our 5.875% Senior Notes;

•	our expected pricing for oil, natural gas and NGL sales;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our expected ability to meet minimum volume requirements contained in a new marketing agreement when such volume requirements become effective;

•	our future drilling plans, including the number of wells anticipated to be spud in 2019, the number of wells anticipated to begin producing in 2019 and anticipated well economics;

•
our future drilling locations and zones and growth opportunities, including development opportunities relating to our acreage in the Brushy Canyon, Avalon Shale, 1st Bone Spring and Pennsylvanian aged formations;

•	our expected use of longer laterals, pad drilling, shared facilities and zipper fracs to improve our well economics;

•	government regulations and our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	our hedging strategy and results;

•	uncertainty regarding our future operating results;

•	general economic conditions; and

•	our plans, objectives, expectations and intentions contained in this annual report that are not historical.

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

JPE LLC, a Delaware limited liability company, was formed in April 2013 by an affiliate of Quantum Energy Partners (“Quantum”) and former members of our management team at the time. Jagged Peak was formed and incorporated in the state of Delaware in September 2016. In January 2017, pursuant to a corporate reorganization completed in connection with the IPO, JPE LLC became a wholly-owned subsidiary of Jagged Peak (the “corporate reorganization”).

Business Overview

We are an independent oil and natural gas company focused on the acquisition and development of unconventional oil and associated liquids-rich natural gas reserves in the southern Delaware Basin. We are focused on increasing stockholder value by (i) balancing the long-term development of our assets with a focus on generating attractive corporate-level returns, (ii) growing production and reserves through the development of our multi-year inventory, (iii) expanding and improving the resource potential of our existing acreage position, (iv) growing our acreage position through acquisitions and leasing efforts and (v) increasing cash flows relative to the amount of capital expenditures incurred during a given period.

The following table summarizes information regarding our operations as of of for the year ended December 31, 2018:

Area	Estimated Proved Reserves (MBoe)	% Oil	Total Net Acres	Gross Operated Potential Drilling Locations	Avg Lateral Length (feet)	2018 Avg Daily Production (Boe/d)
Southern Delaware Basin	118,890	77%	79,500	1,800	9,000	34,207

During 2018, our average daily production of 34,207 Boe/d consisted of 77% oil, 12% NGLs and 11% natural gas.

Our Properties and Operations

Our acreage is located on large, contiguous blocks in the adjacent West Texas counties of Winkler, Ward, Reeves and Pecos, with significant original oil-in-place within multiple stacked hydrocarbon-bearing formations. As of December 31, 2018, we operated approximately 97% of our net acreage and held an average 87% working interest in approximately 91,600 gross (79,500 net) acres. This operational control gives us flexibility in development strategy and pace. Our development drilling plan is comprised exclusively of horizontal drilling with an ongoing focus to increase capital efficiency by reducing drilling and completion cycle times, optimizing completions and reducing costs. We expect that further optimization in the field, which will include drilling long and extra-long laterals, pad drilling, shared facilities and zipper fracs will continue to improve our well economics.

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

The following table summarizes our approximate acreage by project area as of December 31, 2018:

	Acreage
Project Area:	Gross	Net
Cochise	13,300	12,900
Whiskey River	43,200	36,400
Big Tex	35,100	30,200
Total	91,600	79,500

During 2018, we operated an average of approximately five horizontal rigs, compared to an average of approximately six during 2017. During this same period, our average daily production grew from 9,785 Boe/d in the first quarter of 2017 to 38,413 Boe/d in the fourth quarter of 2018. During 2018, we began production on 59 gross (48.0 net) wells, of which we operated 45 gross (42.4 net) wells. As of December 31, 2018, we have 160 gross (143.0 net) producing wells. At year end, we were in the process of drilling 11 gross (10.4 net) wells and had eight gross (8.0 net) wells waiting on completion, including four gross (4.0 net) wells that were in process of being completed. At December 31, 2018, we were operating seven horizontal rigs, two of which were released in January 2019.

Through December 31, 2018, we have drilled, completed and are producing from 112 gross (106.9 net) operated horizontal wells in eight distinct targets: 2nd Bone Spring, 3rd Bone Spring, Upper Wolfcamp A, Lower Wolfcamp A, Upper Wolfcamp B, Lower Wolfcamp B, Wolfcamp C and Woodford. While we have producing wells in these distinct targets, the formations primarily targeted have been the Lower and Upper Wolfcamp A and the 3rd Bone Spring. Of the 45 gross operated wells that we began producing from during 2018, 36 were in the Lower Wolfcamp A and five were in the 3rd Bone Spring. Other operators continue to maintain active drilling and completion operations on acreage offsetting our acreage position. We monitor this offset activity, especially with respect to downspacing pilots, and will adjust our future development plans to allow for the optimal development of our acreage position. We also believe potential development opportunities exist on portions of our acreage in the Brushy Canyon, Avalon Shale, 1st Bone Spring and Pennsylvanian aged formations.

Our contiguous acreage position enables the drilling of long laterals, resulting in significant drilling efficiencies that enhance the economic development of our acreage position. Of our approximately 1,800 gross horizontal drilling locations as of December 31, 2018, 86% are classified as long or extra-long. We consider laterals of 5,640 feet and lower as standard length, laterals between 5,640 feet and 8,000 feet to be long, and laterals greater than 8,000 feet to be extra-long. The ability to drill long-lateral wells improves our returns by (i) increasing our EUR per well, (ii) allowing us to contact more reservoir rock with fewer vertical wellbores (thus reducing drilling and completion costs on a per unit basis) and (iii) allowing us to hold by production more acreage per horizontal well drilled. Additionally, the contiguous nature of our acreage provides economies of scale by allowing us to better share our infrastructure among wells across our acreage position.

In conjunction with developing our acreage for optimized production of our oil and natural gas reserves, we have also developed our own water system, which enables us to source, store and dispose of water efficiently. As of December 31, 2018, we had approximately 5,100 net surface acres, which allows us the operational and financial control to source, dispose, store and transport water. Our water infrastructure includes approximately (i) 9.3 MMBbl of water storage capacity, (ii) 30 miles of fresh water pipelines and 130 miles of produced water pipelines, which allows us to largely eliminate water trucking in all phases of our operation, (iii) 150 MBbl/d of water sourcing capacity and (iv) 200 MBbl/d of water disposal capacity. Accordingly, we have available disposal capacity and sufficient sources of fresh water to support our current development program. Surplus fresh water and disposal capacity generated approximately $0.8 million of other operating revenues in 2018, and opportunities to leverage surplus capacities will be evaluated in 2019.

Proved Reserves

Internal Controls Over Reserve Estimating Process.    Our proved reserve estimates as of December 31, 2018, 2017 and 2016, were prepared by Ryder Scott Company, LP (“Ryder Scott”), our third party, independent engineering firm. Within Ryder Scott, the technical person primarily responsible for preparing the estimates set forth in the Ryder Scott reserves report incorporated herein is Mr. Stephen E. Gardner. Mr. Gardner, a Licensed Professional Engineer in the States of Colorado and Texas, has been practicing consulting petroleum engineering at Ryder Scott since 2006 and has more than 13 years of practical experience in the estimation and evaluation of petroleum reserves. He graduated from Brigham Young University in 2001 (summa cum laude) with a Bachelor of Science Degree in Mechanical Engineering. Mr. Gardner meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; and is proficient in judiciously applying industry standard practices to evaluations as well as applying Securities and Exchange Commission (“SEC”) and other industry reserves definitions and guidelines. Ryder Scott does not own an interest in any of our properties, and is not employed by us on a contingent basis. A copy of Ryder Scott’s proved reserve report as of December 31, 2018 is included as an exhibit to this Form 10-K.

The preparation of our proved reserve estimates was completed in accordance with our internal control procedures. These procedures are intended to ensure reliability of reserve estimations. The Company’s internal controls over reserve estimates include reconciliation and review controls, including an internal review of assumptions used in the estimation as well as ultimate approval of our capital budget and review of our development plan by our senior management. The development plan underlying the Company’s proved undeveloped reserves (“PUDs”) is further subject to internal controls, including (i) a comparison of future development costs to our historical expenditures, our future development plan, and financial capabilities and (ii) an evaluation of the estimated profitability of each location at the time the report is prepared. The development plan underlying the Company’s PUDs, adopted every year by senior management, is based on the best information available at the time of adoption. As factors such as commodity price, service costs, performance data and asset mix are subject to change, the Company occasionally revises its development plan. Development plan revisions include deferrals, removals and substitutions of previously scheduled

PUD reserve locations. These occasional changes achieve the purpose of maximizing profitability and are in the best interest of the Company’s shareholders.

Our internal professional staff worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to Ryder Scott for our properties, such as ownership interest, oil and natural gas production, realized commodity prices and operating and development costs. Our Planning and Reserves Manager is primarily responsible for overseeing the preparation of the Company’s reserve estimates. Our Planning and Reserves Manager is a reservoir engineer with more than 17 years of reservoir and operations experience and has been licensed by the Texas Board of Professional Engineers since 2005.

Estimation of Proved Reserves.    The estimates of proved reserves as of December 31, 2018 are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, production data, historical price and cost information and property ownership interests. The reserves were estimated using deterministic and analogy methods; these estimates were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, which were considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, were also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

Summary of Reserves.    The following table sets forth the Company’s estimated net proved reserves as of December 31, 2018, 2017 and 2016, based on the proved reserve report as of such dates by Ryder Scott, prepared in accordance with the rules and regulations of the SEC. All of our proved reserves are located in the United States.

	At December 31,
	2018	2017	2016
Proved Developed Reserves:
Oil (MBbls)	54,542	29,325	11,916
Natural gas (MMcf)	50,018	25,496	6,566
NGLs (MBbls)	8,554	4,166	1,491
Total equivalent proved developed reserves (MBoe)	71,432	37,739	14,501
Proved Undeveloped Reserves:
Oil (MBbls)	37,162	35,732	18,490
Natural gas (MMcf)	30,496	27,758	12,953
NGLs (MBbls)	5,213	4,260	2,545
Total equivalent proved undeveloped reserves (MBoe)	47,458	44,619	23,194
Total Proved Reserves:
Oil (MBbls)	91,704	65,057	30,406
Natural gas (MMcf)	80,514	53,254	19,519
NGLs (MBbls)	13,767	8,426	4,036
Total equivalent proved reserves (MBoe)	118,890	82,358	37,695
Percent - proved developed reserves	60%	46%	38%
Percent - proved undeveloped reserves	40%	54%	62%

The above reserve estimates were determined using the trailing 12-month index prices in accordance with SEC guidance. These prices were adjusted for gravity, quality, local conditions, gathering and processing fees and distance from market. All prices are held constant throughout the lives of the properties. The following table summarizes the average adjusted product prices used in our reserve estimates as of December 31, 2018, 2017 and 2016:

	At December 31,
	2018	2017	2016
Oil price per Bbl	$58.35	$48.26	$39.33
Natural gas price per Mcf	$2.23	$2.59	$2.22
NGL price per Bbl	$34.21	$26.69	$15.48

Total proved reserves at December 31, 2018 were 118.9 MMBoe, compared to 82.4 MMBoe at December 31, 2017, and 37.7 MMBoe at December 31, 2016. The increase in total proved reserves during 2018 was primarily related to our drilling and completion activities. During 2018, we began production on 59 gross (48.0 net) wells. This activity resulted in a combined increase of 35.7 MMBoe due to infill reserves from a proved field. Over this time period, we also had approximately 12.7 MMBoe of upward revisions to prior estimates, due primarily to 11.2 MMBoe of positive performance revisions.

Proved Undeveloped Reserves

PUDs include those reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations may be classified as proved reserves on acreage directly offsetting developed wells if the PUD locations are reasonably certain of production when drilled or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having PUDs only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. As of December 31, 2018, all 60 of our PUD drilling locations are scheduled to be developed within five years of their initial booking.

For PUD locations that are more than one development spacing area from developed producing locations, we utilized reliable geologic and engineering technology when booking PUDs. We incorporated public and proprietary data from multiple sources to establish geologic continuity of each formation and their producing properties. This included seismic data and interpretations (3-D and micro seismic), open hole log information (collected both vertically and horizontally) and petrophysical analysis of that log data, mud logs, gas sample analyses, measurements of total organic content, thermal maturity, test production, fluid properties, core data and significant statistical performance data yielding predictable and repeatable reserve estimates within certain analogous areas. These locations were limited to only those areas where both established geologic consistency and sufficient statistical performance data could be demonstrated to provide reasonably certain results. In all other areas, we restricted proved undeveloped locations to development spacing areas that are immediately adjacent to developed spacing areas.

The following table summarizes the changes in our estimated PUDs during 2018:

(in MBoe)
PUDs at December 31, 2017	44,619
Converted to proved developed	(26,585)
Extensions, discoveries and other, including infill reserves in an existing proved field	29,255
Acquisitions of reserves	187
Net revisions of previous estimates	(18)
PUDs at December 31, 2018	47,458

Conversions. The 26.6 MMBoe of PUDs converted to proved developed reserves in 2018 were converted at a total capital cost of approximately $487.0 million. Our estimated total capital costs to develop our remaining PUDs at December 31, 2018 are approximately $670.1 million.

Infill reserves in an existing proved field. We added 29.3 MMBoe in 2018 as a result of our infill PUDs.

Net revisions of previous estimates. Revisions of previous estimates reflect our ongoing evaluation of our asset portfolio. During 2018, PUDs were revised downward by 18.0 MBoe as illustrated in the table below.

(in MBoe)
Revisions due to changes in prices	271
Revisions due to cost updates	304
Revisions due to performance	1,741
Removal of PUDs no longer in our five-year development plan (1)	(2,334)
Total net revisions of previous estimates	(18)

(1)
Associated with three wells that were transferred out of PUDs to unproved reserves because they are no longer expected to be developed within five years of the date of their initial recognition due to changes in the capital program in certain areas.

The total number of PUD locations at December 31, 2018 is 60, compared with 63 at December 31, 2017. As of December 31, 2018, none of our PUDs were on acreage expected to expire or on acreage that was not expected to be held through renewal before the targeted completion date.

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

Production, Production Prices and Production Costs

The following table sets forth information regarding production of oil, natural gas and NGLs and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Production:
Oil (MBbls)	9,620	4,979	1,702
Natural gas (MMcf)	7,992	3,601	953
NGLs (MBbls) (1)	1,534	617	194
Total (MBoe)	12,486	6,196	2,054
Average sales price:
Oil (per Bbl)	$56.12	$48.56	$41.18
Natural gas (per Mcf) (1) (2)	$1.14	$2.52	$2.32
NGLs (per Bbl) (1) (2)	$20.83	$25.25	$15.81
Total (per Boe) (2)	$46.52	$43.00	$36.68
Average sales price after impact of cash-settled derivatives:
Oil (per Bbl)	$52.57	$48.04	$39.84
Natural gas (per Mcf) (1) (2)	$1.14	$2.52	$2.32
NGLs (per Bbl) (1) (2)	$20.83	$25.25	$15.81
Total (per Boe) (2)	$43.79	$42.58	$35.57
Operating expenses per Boe:
Lease operating expenses	$3.40	$2.88	$3.65
Gathering and processing expenses (2)	$—	$0.71	$0.51
Production and ad valorem taxes	$2.77	$2.60	$2.12

(1)
During 2018, our primary gas purchaser transitioned from ethane rejection to ethane recovery, which resulted in decreased realized natural gas price per Mcf and NGL price per barrel, while increasing NGL volumes.

(2)
On January 1, 2018, we adopted ASC 606. As a result of adoption, natural gas and NGL realized prices for the year ended December 31, 2018 include gathering and processing costs which reduced our realized natural gas and NGL prices by $0.44 per Mcf and $7.33 per barrel, respectively. For additional information regarding the new revenue recognition standard, see Note 2, Significant Accounting Policies and Related Matters, included elsewhere in this report.

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

The following table sets forth the gross and net acres of both developed and undeveloped leases held by Jagged Peak as of December 31, 2018. Acreage related to royalty, overriding royalty and other similar interests is excluded from this table.

	Developed		Undeveloped		Total
Area	Gross	Net	Gross	Net	Gross	Net
Southern Delaware Basin	30,900	27,900	60,700	51,600	91,600	79,500

Our mineral leases expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date or held by continuous development operations, under which circumstances the lease will remain in effect until the cessation of production. Substantially all of the leases governing our acreage have continuous development clauses that require us to initiate additional development within 120 to 180 days after the completion of the last well drilled on such lease in order to continue to hold the acreage after the expiration of the primary term. Thereafter, the lease is held with additional development every 120 to 180 days until the entire lease is held by production. None of our horizontal drilling locations associated with PUDs are scheduled for drilling outside of a lease term that is not accounted for with a continuous development schedule or primary term. As of December 31, 2018, approximately 58% of our total net acreage was held by production or continuous development operations.

The following table sets forth the number of net undeveloped acres as of December 31, 2018 that will expire over the next three years unless production is established or development is continued within the spacing units covering the acreage prior to the expiration dates, or unless such acreage is extended or renewed.

Area	2019	2020	2021
Southern Delaware Basin	12,713	10,920	3,709

Of the net acres that are set to expire in the next three years, acreage in the Big Tex project area represents 90%, 87% and 82% of the expiring acreage in 2019, 2020 and 2021, respectively. During 2018, we recognized unproved oil and natural gas impairment expense of $28.2 million on certain Big Tex acreage that largely resulted from our ongoing evaluation of our undeveloped Big Tex acreage and our current plan to not drill on certain of these leases before they expire. The acreage in the table above, and throughout this Form 10-K, includes the impaired Big Tex acreage, as it has not yet expired.

Drilling Results

The following table sets forth information with respect to the number of wells that began producing hydrocarbons during the periods indicated, regardless of when drilling was initiated. Each of these wells was drilled in the southern Delaware Basin. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return.

	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive (1)	—	—	1.0	1.0	—	—
Dry	—	—	—	—	—	—
Total Exploratory	—	—	1.0	1.0	—	—
Development Wells
Productive (1)	59.0	48.0	50.0	45.1	11.0	10.9
Dry	—	—	—	—	—	—
Total Development	59.0	48.0	50.0	45.1	11.0	10.9
Total Wells
Productive (1)	59.0	48.0	51.0	46.1	11.0	10.9
Dry	—	—	—	—	—	—
Total	59.0	48.0	51.0	46.1	11.0	10.9

(1)
Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.

Productive Wells

As of December 31, 2018, we owned an average working interest of 89% in 160 gross (143.0 net) productive wells and a minimal royalty interest in 24 additional productive wells. Our wells are oil wells that also produce associated liquids-rich natural gas. Productive wells consist of producing wells, wells capable of production and wells awaiting connection to production facilities.

Transportation and Marketing

We are party to a long-term oil gathering agreement entered into in 2015 pursuant to which we dedicated all of our oil production from our Whiskey River and Cochise acreage. This agreement was amended in May 2017 to include our Big Tex acreage. We sell substantially all of our oil production pursuant to a long-term marketing agreement that expires on December 31, 2020. Additionally, in November 2018, we entered into a 5-year oil marketing agreement that is expected to take effect at the commencement of commercial operations on the Cactus II pipeline and will link a portion of our oil production to Gulf Coast pricing.

Historically, our sales and transportation agreements were based on acreage dedications and did not contain any minimum volume commitments or other similar provisions; however, our Gulf Coast pricing oil agreement entered into in November 2018, commencing in late 2019 or early 2020, specifies a minimum gross volume commitment for oil of 30,000 barrels per day on a monthly basis. We expect to be able to meet this commitment that will be sourced from our properties in the southern Delaware Basin.

We sell substantially all of our natural gas from our Cochise acreage under a long-term gathering and processing agreement entered into in September 2015, and substantially all of our natural gas from our Whiskey River acreage under a long-term gathering and processing agreement entered into in October 2016. We sell substantially all of our natural gas from our Big Tex acreage pursuant to a short-term gathering and processing agreement expiring in the fall of 2019. Substantially all of our natural gas production is transported from the wellhead by third-party gathering lines to natural gas processing facilities.

Major Customers

We sell our oil, natural gas and NGL production to purchasers at market prices. We sell our production to a relatively small number of customers, as is customary in our business. For 2018, revenues from Trafigura Trading, LLC accounted for approximately 85% of our total revenue and no other purchaser accounted for 10% or more of our revenue. The loss of this purchaser could materially and adversely affect our revenues in the short-term. However, based on the current demand for oil, natural gas and NGLs, and the availability of other purchasers, we believe that the loss of any of our purchasers would not have a long-term material adverse effect on our financial condition and results of operations because oil, natural gas and NGLs are fungible products with well-established markets.

Infrastructure

Our infrastructure strategy includes owning sufficient tracts of surface acreage to (i) allow us to control water supply for drilling and completions, (ii) provide ease of pipeline installation, (iii) allow construction of storage for both fresh and treated produced water and (iv) allow us to control facilities for disposal of flowback and produced water. In addition, we have supplemental agreements that provide for fresh water sourcing and produced water storage and disposal from surface acreage owned by adjacent landowners as needed. As of December 31, 2018, we owned approximately 5,100 net surface acres. Our water infrastructure consists of approximately (i) 9.3 MMBbl of water storage capacity, (ii) 30 miles of fresh water pipelines, (iii) 130 miles of produced water pipelines, (iv) 150 MBbl/d of water sourcing capacity and (v) 200 MBbl/d of water disposal capacity. Our infrastructure allows us to largely eliminate water trucking in all phases of our operations. Accordingly, we have available disposal capacity and sufficient sources of fresh water to support our current and anticipated development program. Surplus fresh water and surplus disposal capacity generated approximately $0.8 million revenue in 2018, and opportunities to leverage surplus capacities will be evaluated in 2019.

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

Seasonality of Business

Weather conditions can affect the demand for, and prices of, oil and natural gas and refinery turnaround, and summer driving season affects demand for, and prices of, crude oil. The prices of both oil and natural gas are heavily dependent on current and future expectations of supply and demand factors, including current domestic and worldwide storage of each commodity and may not follow a seasonal pattern. Due to seasonal fluctuations or the other above factors impacting pricing, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

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

We believe we have satisfactory title to all of our material assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or materially interfere with our use of these properties in the operation of our business. In addition, we believe we have obtained sufficient right-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this Annual Report.

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises, including flared gas. The lessor royalties and other leasehold burdens on our properties generally approximate 25%, resulting in a net revenue interest to us generally approximating 75%, subject to proportionate reduction in the event we own less than 100% working interest.

Regulation of the Oil and Natural Gas Industry

General

Our operations are substantially affected by federal, state and local laws and regulations. In particular, natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. We own or operate producing oil and natural gas properties in Texas, which has statutory provisions regulating the development and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area and the unitization or pooling of crude oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.

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

Regulation of Production of Oil and Natural Gas

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. We own interests in properties located in Texas, which regulates drilling and operating activities by requiring, among other things, permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The laws of Texas also govern a number of conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing or density and plugging and abandonment of wells. In Texas, flaring and venting of natural gas are regulated by the Railroad Commission of Texas (the “RRC”) and the Texas Commission on Environmental Quality (the “TCEQ”). The RRC regulations strive to maximize production and minimize waste, while the TCEQ regulations focus on limiting air pollution. The RRC allows an operator to flare gas while drilling a well and for up to 10 days after a well’s completion so that operators can conduct well potential testing. However, for most short-term and any extended flaring requests the RRC requires operators to obtain a permit. The TCEQ regulates flaring by issuing air permits on behalf of the Environmental Protection Agency (the “EPA”). The TCEQ permits require air pollution controls and process designs that limit venting and flaring of gas from production facilities.

The effect of these regulations could limit the amount of oil and natural gas that we can produce from our wells and could limit the number of wells or the locations at which we can drill, although we can at times apply for exceptions to such regulations or to have reductions in well spacing. Moreover, Texas imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction. We do not believe we are impacted any differently by these regulations than similarly situated competitors. The failure to comply with these rules and regulations can result in substantial penalties.

Regulation of Sales and Transportation of Oil

Sales of oil, condensate and NGLs are not currently regulated and are made at negotiated prices. Although prices of these energy commodities are currently unregulated, the United States Congress historically has been active in their regulation. We cannot predict whether new legislation to regulate oil, condensate and NGLs sales, or the prices we can charge for these commodities might be proposed, what proposals, if any, might actually be enacted by the United States Congress or the Texas state legislature and what effect, if any, the proposals might have on our operations. Additionally, such sales may be subject to certain state, and potentially federal, reporting requirements.

Our sales of oil are affected by the availability, terms and cost of transportation. The transportation of oil may also be subject to rate and access regulation. FERC regulates interstate transportation of oil, including natural gas liquids, under the Interstate Commerce Act (the “ICA”). This includes movements of oil or natural gas liquids through any pipelines, including those located solely in one state, that are providing part of the continuous movement of the products in interstate commerce for a shipper. Prices received from the sale of oil and natural gas liquids may be affected by the cost of transporting those products to market. The ICA requires that pipelines providing jurisdictional movements maintain a tariff on file with FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service for jurisdictional movements be “just and reasonable.” In general, interstate oil pipeline rates must be cost-based, although negotiated rates with at least one nonaffiliated shipper and settlement rates agreed to by all shippers who on the day of the filing of the proposed rate are using the service covered by the rate, are permitted. Additionally, market-based rates may be permitted in certain circumstances. Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before FERC.

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

Regulation of Sales and Transportation of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated by agencies of the U.S. federal government, primarily FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While first sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act of 1978 (“NGPA”) and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed price controls affecting wellhead sales of natural gas effective January 1, 1993. The transportation and sale for resale of natural gas in interstate commerce is regulated primarily under the Natural Gas Act of 1938 (the “NGA”), and by regulations and orders promulgated under the NGA by FERC. In certain limited circumstances, intrastate transportation and wholesale sales of natural gas may also be affected directly or indirectly by laws enacted by Congress and by FERC regulations.

Gathering service, which occurs upstream of jurisdictional transportation services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. Although FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transportation function, FERC’s determinations as to the classification of facilities are done on a case by case basis. To the extent that FERC issues an order that reclassifies certain jurisdictional transportation facilities as non-jurisdictional gathering facilities, and depending on the scope of that decision, our costs of getting natural gas to point of sale locations may increase. We believe the natural gas pipelines in the gathering systems we use meet the traditional tests FERC has used to establish a pipeline’s status as gathering facilities not subject to regulation under the NGA. However, the distinction between FERC-regulated transportation services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of the gathering facilities we use are subject to change based on future determinations by FERC, the courts or Congress.

The price at which we sell natural gas is not currently subject to federal rate regulation. However, with regard to our physical sales of these energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by FERC under the Energy Policy Act of 2005 (the “EP Act of 2005”) and under the Commodity Exchange Act (the “CEA”), and regulations promulgated thereunder by the Commodity Futures Trading Commission (the “CFTC”). The price manipulation provisions of the CEA make it unlawful for any person, directly or indirectly, to manipulate or attempt to manipulate the price of any swap, or of any commodity in interstate commerce, or for future delivery on or subject to the rules of any registered entity. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading reports concerning market information or conditions that affect or tend to affect the price of any commodity in interstate commerce, knowing, or acting in reckless disregard of the fact that such report is false, misleading or inaccurate. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

The EP Act of 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amends the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provides FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful: (i) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (ii) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) to engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering but does apply to activities of natural gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

On December 26, 2007, FERC issued Order 704, a final rule on annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing. Under Order 704, any market participant that engages in wholesale sales or purchases of natural gas that equal or exceed 2.2 million MMBtus of physical natural gas in the previous calendar year, including natural gas producers, gatherers and marketers, are required to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to FERC on Form No. 552. The definitions accompanying the form state that reportable physical natural gas transactions are only those transactions that either use an index, or that contribute to, or may contribute to the formation of a gas index during the calendar year. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 also requires market participants to indicate whether they report prices to any index publishers, and if so, whether their reporting complies with FERC’s policy statement on price reporting.

Intrastate natural gas transportation is also subject to regulation by state regulatory agencies in Texas. Entities transporting crude oil and natural gas liquids in the State of Texas in intrastate commerce as common carriers may be subject to state regulation under the Texas Natural Resources Code (the “TNRC”) and the rules of the RRC. Such common carriers are required to publish tariffs under rules set by the RRC and must provide transportation service without discrimination as to rates and terms of service. Violation of these rules may result in civil and administrative penalties. The RRC is responsible for establishing and promulgating rates, though in practice its regulation of rates is primarily on a complaint basis. The RRC has broad authority to establish safety standards for intrastate pipelines transporting crude oil and natural gas liquids and has adopted by reference minimum safety standards promulgated by the Pipeline and Hazardous Materials Safety Administration (the “PHMSA”).

Intrastate natural gas pipelines located in Texas that are not regulated by FERC may be subject to state regulation as common purchasers under the TNRC or as gas utilities as defined in the Texas Utilities Code and must comply with certain rules of the RRC. These statutes and rules prohibit common purchasers and gas utilities from discriminating among similarly situated shippers and require that transportation be provided under just and reasonable terms and conditions. The RRC has the authority to regulate rates on a complaint basis and may assess administrative penalties against common purchasers and gas utilities determined to be in violation of its rules. Upon request by the RRC, common purchasers and gas utilities are obligated to provide their books and records to the RRC for audit purposes; gas utilities must also disclose to the RRC certain information about their contracts with customers. The RRC has broad authority to establish safety standards for intrastate natural gas pipelines and has adopted by reference minimum safety standards promulgated by PHMSA. The RRC has also enacted safety measures applicable to natural gas pipelines, including additional reporting requirements and pipeline integrity testing.

Insofar as regulation within Texas will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe the regulation of similarly situated intrastate natural gas transportation in Texas, in which we operate and ship natural gas on an intrastate basis, will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas we produce, as well as the revenues we receive for sales of our natural gas.

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

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, impose detailed requirements for the generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. Moreover, it is possible that these particular oil and natural gas exploration and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of the Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in our costs to manage and dispose of generated wastes, which could have a material adverse effect on our results of operations and financial position. In addition, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics.

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

Water Regulation

The Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into or near certain regulated waters, including navigable waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including certain wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”) potentially following review or input by the EPA. In June 2015, the EPA and the Corps issued a new rule known as the Clean Water Rule clarifying the scope of the EPA’s and the Corps’ jurisdiction under the Clean Water Act with respect to certain types of waterbodies and classifying these waterbodies as regulated. In February 2018, the EPA issued a rule that delays the applicability of the new definition of the waters of the United States until 2020. On August 16, 2018, the U.S. District Court for South Carolina found that the EPA and the Corps failed to comply with the Administrative Procedure Act and struck the 2018 rule that attempted to delay the applicability date of the 2015 Clean Water Rule. Other district courts, however, have issued rulings temporarily enjoining the applicability of the 2015 Clean Water Rule itself. Taken together, the 2015 Clean Water Rule is currently in effect in 23 states, and temporarily stayed in the remaining states, including Texas and New Mexico. In those remaining states, the 1986 rule and guidance remain in effect. On December 11, 2018, the EPA and the Corps issued a proposed new rule that would differently revise the definition of “waters of the Unites States” and essentially replace both the 1986 rule and the 2015 Clean Water Rule. According to the agencies, the proposed new rule is “intended to increase CWA program predictability and consistency by increasing clarity as to the scope of ‘waters of the United States’ federally regulated under the Act”. If finalized, this new definition of “waters of the United States” will likely be challenged and sought to be enjoined in federal court. To the extent any new rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in certain areas. Obtaining permits has the potential to delay the development of oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for the unauthorized discharge of dredge and fill material and oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

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

The primary federal law related specifically to oil spill liability is the Oil Pollution Act of 1990 (the “OPA”), which amends and augments the oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities must develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance. Owners or operators of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge is one type of “responsible party” who is liable. The OPA applies joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist, they are limited. As such, a violation of the OPA has the potential to adversely affect our operations.

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

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under the Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources of GHGs. Facilities required to obtain preconstruction permits for their GHG emissions are also required to meet “best available control technology” standards that are being established by the states or, in some cases, by the EPA on a case-by-case basis. These regulatory requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of our operations. Furthermore, in May 2016, the EPA finalized rules that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In addition, the rules impose leak detection and repair requirements intended to address methane leaks known as “fugitive emissions” from equipment, such as valves, connectors, open-ended lines, pressure-relief devices, compressors, instruments and meters. Compliance with these rules will require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks and increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third-party contractors to assist with and verify compliance. On September 11, 2018, the EPA proposed revisions to the 2016 rules. The proposed amendments address certain technical issues raised in administrative petitions and include proposed changes to, among other things, the frequency for monitoring fugitive emissions at well sites and compressor stations. The federal Bureau of Land Management (the “BLM”) also finalized similar rules regarding the control of methane emissions in November 2016 that apply to oil and natural gas exploration and development activities on federal and Indian leases, including committed state and private tracts in a federally approved unit or communitized agreement. The rules seek to minimize venting and flaring of emissions from storage tanks and other equipment, and also impose leak detection and repair requirements. These new rules could result in increased compliance costs on our operations. On September 28, 2018, the BLM published a final rule that revises the 2016 rules. The new rule, among other things, rescinds the 2016 rule requirements related to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels, and leak detections and repairs. The new rule also revised provisions related to venting and flaring. Environmental groups and the States of California and New Mexico have filed challenges to the 2018 rule in the United States District Court for the Northern District of California.

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

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Demand for our products may also be adversely affected by conservation plans and efforts undertaken in response to global climate change, including plans developed in connection with the recent Paris climate conference in December 2015, which the U.S. ratified in September 2016. In June 2017, President Trump announced that the United States would initiate the formal process to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the earliest any country can withdraw is November 2020. Many governments also provide, or may in the future provide, tax advantages and other subsidies to support the use and development of alternative energy technologies. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce and lower the value of our reserves.

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

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but federal agencies have asserted jurisdiction over certain aspects of the process. The EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (the “SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also taken the following actions: issued final regulations under the Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; issued an advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; and, in June 2016, published an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The BLM rescinded the rule in December 2017; however, the BLM’s rescission of the rule has been challenged by several states in the United States District Court for the Northern District of California. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect our operations.

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

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in May 2013, the RRC issued a “well integrity rule,” which updates the requirements for drilling, putting pipe down and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The well integrity rule took effect in January 2014. The RRC also published a rule in October 2014 governing the permitting of disposal wells that requires the submission of detailed information related to seismicity. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In July 2018, the EPA and the State of New Mexico entered into a Memorandum of Understanding to clarify the existing regulatory and permitting frameworks related to the way wastewater from oil and natural gas extraction activities can be re-used, recycled, and renewed for other purposes. A work group will be convened to develop a white paper that synthesizes the existing regulatory framework under state and federal law in New Mexico and identifies potential opportunities for the beneficial use of treated water. In November 2018, the EPA and the non-profit organization known as the State Review of Oil and Natural Gas Environmental Regulations (“STRONGER”) entered into a Memorandum of Understanding pursuant to which the EPA has affirmed its commitment to meaningful participation in STRONGER’s efforts to develop guidelines for state oil and natural gas environmental regulatory programs, conduct reviews of such programs, and publish reports on those reviews. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities and perhaps even be precluded from drilling wells.

ESA

The Endangered Species Act (“ESA”) and, in some cases, comparable state laws were established to protect endangered and threatened species. Because listing a fish or wildlife species as threatened or endangered pursuant to the ESA prohibits death and harassment of, and injury and harm to, the species, a listing has the effect of restricting activities that adversely affect the species and its habitat. We may conduct operations on oil and natural gas leases in areas where threatened or endangered species may exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. Under the ESA, the U.S. Fish and Wildlife Service also may designate as critical habitat areas it determines are essential for the conservation of a threatened or endangered species. A critical habitat designation results in additional material restrictions to federal agency actions and authorizations, such as federal land management decisions and federal permits on non-federal lands such as permits under section 404 of the Clean Water Act. Therefore, a critical habitat designation may materially delay or prohibit land access for oil and natural gas development. The presence of, or potential presence of, threatened or endangered species, or critical habitat in areas where operations are conducted could cause us to incur increased costs from species protection measures or could result in limitations on activities that could adversely impact our ability to develop and produce reserves. If a portion of our leases are designated as critical habitat, it could adversely impact the value of our leases.

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

We have not experienced any material adverse effect from compliance with environmental requirements; however, there is no assurance that this will continue. We did not have any material capital or other nonrecurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2017 or 2018, nor do we anticipate that such expenditures will be material in 2019.

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

As of December 31, 2018, we had 94 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

Availability of Public Filings and Internet Website

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.jaggedpeakenergy.com and on the SEC’s website at www.SEC.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

Oil, natural gas and NGLs are commodities, and their prices may fluctuate widely in response to market uncertainty and relatively minor changes in the supply of and demand for oil, natural gas and NGLs. Historically, oil, natural gas and NGL prices have been volatile. For example, during the period from January 1, 2016 through January 31, 2019 the WTI spot price for oil ranged from a high of $77.41 per Bbl on June 27, 2018, to a low of $26.19 per Bbl on February 11, 2016, and the Henry Hub spot price for natural gas ranged from a high of $6.24 per MMBtu on January 2, 2018, to a low of $1.49 per MMBtu on March 4, 2016. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, have also experienced price fluctuations. The prices we receive for our oil, natural gas and NGL production heavily influence our revenue, profitability, access to capital, future rate of growth and carrying value of our properties. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, which include the following:

•	worldwide and regional economic conditions impacting the global supply and demand for oil, natural gas and NGLs;

•	the price and quantity of foreign imports and exports of oil, natural gas and NGLs;

•	political and economic conditions in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

•	actions of the Organization of the Petroleum Exporting Countries, its members and state-controlled oil companies relating to oil price and production controls;

•	the level of global exploration, development and production;

•	the level of global inventories;

•	prevailing prices on local price indexes in the area in which we operate;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	localized and global supply and demand fundamentals and transportation availability;

•	the cost of exploring for, developing, producing and transporting reserves;

•	weather conditions and other natural disasters;

•	technological advances affecting energy consumption;

•	the price and availability of alternative fuels;

•	expectations about future commodity prices; and

•	U.S. federal, state and local and non-U.S. governmental regulation and taxes.

Lower commodity prices may reduce our cash flows and borrowing ability. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves could be adversely affected. Furthermore, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. In addition, sustained periods with oil and natural gas prices at levels lower than current WTI or Henry Hub strip prices and the resultant effect such prices may have on our drilling economics and our ability to raise capital may require us to re-evaluate and postpone or eliminate our development drilling, which could result in the reduction of some of our PUDs and related standardized measure. If we are required to curtail our drilling program, we may be unable to continue to hold leases that are scheduled to expire, which may further reduce our reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.

Our acquisition and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow production and reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue making substantial capital expenditures related to our acquisition and development projects. Our 2019 capital budget for drilling, completion and recompletion activities and facilities costs is expected to range from $600.0 million to $660.0 million, excluding potential acquisitions. In addition, our production costs may increase as we continue to use enhanced recovery techniques, including gas lifts and electric submersible pumps, and other new drilling and completion technologies, which are capital intensive and may not produce oil and natural gas in paying quantities or at all. Further, we regularly evaluate potential acquisition opportunities as an important aspect of our growth strategy, and any such acquisitions we pursue could require substantial capital expenditures. We expect to fund our capital expenditures with cash on hand, cash generated by operations and borrowings under our credit facility; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities would be dilutive to our other stockholders. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, natural gas and NGL prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.

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

In addition, certain of the new techniques we are adopting may cause irregularities or interruptions in production due to offset wells being shut in and the time required to drill and complete multiple wells before any such wells begin producing. If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated, we could incur material write-downs of our oil and natural gas properties and the value of our undeveloped acreage could decline in the future.

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

Our decisions to develop or purchase prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. In addition, the analogies we draw from available data from other wells, including type curves from such wells, and more fully explored locations may not be applicable to our drilling locations. For a discussion of the uncertainty involved in the process of making reserve estimates, see “— Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” In addition, our cost of drilling, completing and operating wells is often uncertain.

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

•	power failures or lack of power availability;

•	equipment failures, accidents or other unexpected operational events;

•	lack of available and economic gathering and takeaway capacity, including gathering facilities and interconnecting transmission pipelines;

•	adverse weather conditions;

•	issues related to compliance with environmental regulations;

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

Our management team has specifically identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, depletion from offset wells, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertain factors, we do not know if the numerous drilling locations we have identified will ever be drilled or if we will be able to produce natural gas or oil from these or any other drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the drilling locations are obtained, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified.

As of December 31, 2018, we had identified approximately 1,800 gross horizontal drilling locations on our acreage based on approximately 880-foot spacing in an offset pattern with five to six wells across a 640-acre section. As a result of the limitations described above, we may be unable to drill many of our identified locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. See “—Our acquisition and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow production and reserves.” Any drilling activities we are able to conduct on these locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. Additionally, if we curtail our drilling program, we may lose a portion of our acreage through lease expirations.

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

Actual future production, estimated ultimate recoveries, well type curves, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable reserves may vary from our estimates. For instance, initial production rates reported by us or other operators may not be indicative of future or long-term production rates, our recovery efficiencies may be worse than expected and production declines may be greater than we estimate and may be more rapid and irregular when compared to initial production rates. In addition, we may adjust reserve estimates to reflect additional production history, results of development activities, current commodity prices and other existing factors. Any significant variance could materially affect the estimated quantities and present value of our reserves.

It should not be assumed that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We base the estimated discounted future net cash flows from reserves on the 12-month average of the first-day-of-the-month pricing, and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. If spot prices are below such calculated amounts, using more recent prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits.

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

Many of our properties are in areas that may have been partially depleted or drained by offset wells and certain of our wells may be adversely affected by actions we or other operators may take when drilling, completing, or operating wells that they own.

Many of our properties are in areas that may have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests adjoining any of our properties could take actions, such as drilling and completing additional wells, which could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations by us or other operators could cause a depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. In addition, completion operations and other activities conducted on adjacent or nearby wells by us or other operators could cause production from our wells to be shut in for indefinite periods of time, could result in increased lease operating expenses and could adversely affect the production and reserves from our wells after they re-commence production. We have no control over the operations or activities of offsetting operators.

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

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Our debt agreements contain a number of significant covenants, including restrictive covenants that may limit our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase, or retire capital stock or subordinated indebtedness;

•	enter into agreements that restrict dividends or other payments from its restricted subsidiaries to the Company or any of its restricted subsidiaries;

•	incur liens;

•	make investments;

•	make loans to others;

•	merge or consolidate with another entity;

•	sell assets;

•	make certain payments;

•	enter into transactions with affiliates;

•	create unrestricted subsidiaries;

•	hedge commodity prices;

•	hedge interest rates; and

•	engage in certain other transactions without the prior consent of the lenders.

In addition, our credit agreement requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. For example, as described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility,” we are required to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0, as defined by the senior secured revolving credit facility, which was amended and restated in February 2017 (the “Amended and Restated Credit Facility”).

Further, under our credit agreement as of December 31, 2018, we were only permitted to hedge up to 85% of forecasted future production for up to 36 months in the future, and up to the greater of 75% of production from our proved reserves and 60% of our reasonably anticipated forecasted production for 37 to 60 months in the future, provided that no hedges have a term beyond five years.

The restrictions in our debt agreements may also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants in our debt agreements impose on us.

A breach of any covenant in our debt agreements would result in a default under the applicable agreement after any applicable cure and grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under such debt agreement and in a default with respect to, and an acceleration of, the indebtedness outstanding under all other debt agreements. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

Any significant reduction in our borrowing base under our credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

Our credit facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually by April 1 and October 1, or during an elected quarterly redetermination. The borrowing base depends on, among other things, projected revenues from, and asset values of, the proved oil and natural gas properties securing our loan. The value of our proved reserves is dependent upon, among other things, the prevailing and expected market prices of the underlying commodities in our estimated reserves. See “—Oil, natural gas and NGL prices are volatile. A reduction or sustained decline in oil, natural gas and NGL prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments” and “—Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” During a borrowing base redetermination, the lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. As of December 31, 2018, our borrowing base was $900.0 million, of which our elected commitments were $540.0 million.

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

Notwithstanding our current indebtedness levels and restrictive covenants, we may still be able to incur substantial additional debt, which could exacerbate the risks described above.

We may be able to incur additional debt in the future. Although our debt agreements contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In particular, we may borrow under the credit facility. We may also consider investments in joint ventures or acquisitions that may increase our indebtedness. Adding new debt to current debt levels could intensify the related risks that we and our subsidiaries now face.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage, the primary term is extended through continuous drilling provisions or the leases are renewed.

As of December 31, 2018, approximately 58% of our total net acreage was held by production or continuous drilling operations. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions of the leases or the leases are renewed. If our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties. This could result in impairment of remaining costs, a reduction in our reserves and our growth opportunities (or the incurrence of significant costs) and therefore could have an adverse effect on our financial results. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.

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

Water is an essential component of deep shale oil and natural gas development during the drilling, hydraulic fracturing and production processes. If we are unable to obtain water to use in our operations or dispose of or recycle water used in operations, or if the prices of water or water disposal increases dramatically, we may be unable to economically produce oil and natural gas, which could have a material and adverse effect on our financial condition, results of operations and cash flows.

Our producing properties are located in the Delaware Basin, a sub-basin of the Permian Basin, in West Texas, making us vulnerable to risks associated with operating in a single geographic area.

All of our producing properties are geographically concentrated in the Delaware Basin, a sub-basin of the Permian Basin, in West Texas. At December 31, 2018, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or NGLs. For example, since our production originates near Midland, Texas, our realizations on sales of our oil production may be affected by the Midland-Cushing price differential, which reflects the difference between the price of crude at Midland, Texas, versus the price of crude at Cushing, Oklahoma, a major hub where oil production from Midland is often transported via pipeline. The price we currently realize on barrels of oil we sell is reduced by the value of the Midland-Cushing differential, which reached as high as $16.21 per barrel in September 2018. If the Midland-Cushing differential, or other price differentials pursuant to which our production is subject, were to widen due to oversupply or other factors, our revenue could be negatively impacted.

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

As of December 31, 2018, approximately 40% of our total estimated proved reserves were classified as proved undeveloped. Development of these PUDs may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write-down our PUDs if we do not drill those wells within five years after their respective dates of booking.

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

We depend upon a significant purchaser for the sale of most of our oil, natural gas and NGL production.

The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports and exports of oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of oil and gas sold in interstate commerce. In addition, we depend upon a significant purchaser for the sale of most of our oil and natural gas production. See “Items 1 and 2. Business and Properties—Major Customers.” We cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production.

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

Properties that we decide to drill that do not yield oil or natural gas in commercially viable quantities will adversely affect our results of operations and financial condition. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

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

In addition, our credit agreement and indenture impose certain limitations on our ability to enter into mergers or combination transactions. Our credit agreement and indenture also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses or assets.

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

The demand for drilling rigs, pipe and other equipment and supplies (particularly sand and other proppants), as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Our operations are concentrated in areas in which industry activity has increased rapidly, and as a result, demand for such drilling rigs, equipment and personnel, as well as access to transportation, processing and refining facilities in these areas, has increased, as did the costs for those items. To the extent that commodity prices improve in the future, any delay or inability to secure the personnel, equipment, power, services, resources and facilities access necessary for us to resume or increase our development activities could result in production volumes being below our forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on our cash flow and profitability. Furthermore, if we are unable to secure a sufficient number of drilling rigs at reasonable costs, we may not be able to drill all of our acreage before our leases expire.

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

State and federal regulatory agencies recently have focused on a possible connection between the disposal of wastewater in underground injection wells, or to a lesser extent the hydraulic fracturing of oil and gas wells, and the increased occurrence of seismic activity in certain areas, and regulatory agencies at all levels are continuing to study the possible linkage between oil and natural gas activity and induced seismicity. For example, in 2016, the Texas state legislature provided nearly $5 million to the University of Texas to develop and manage an earthquake monitoring system in Texas. In addition, lawsuits have been filed in several states alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting or operation of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, in 2014, the RRC adopted a new rule governing the permitting of disposal wells that requires, among other things, the submittal of information on seismic events occurring within a specified radius of the disposal well as well as logs, geologic cross sections and structure maps for the disposal area. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well. The RRC has used this authority in the past to deny permits for disposal wells. The RRC is currently reviewing their process of approving permits for disposal wells. We use disposal wells to inject water produced from our drilling and completion operations. Increased regulation in areas in which we operate will likely impact our ability to permit disposal wells which could adversely impact or delay our operations.

We dispose of large volumes of produced water gathered from our drilling, completion and production operations pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or operating prohibitions or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. In addition, the enforcement of existing laws and regulations could delay our receipt of the necessary permits and result in a material adverse effect on our business, financial condition and results of operations. The adoption and implementation of any new laws or regulations or the imposition of any orders or requirements that restrict our ability to use hydraulic fracturing or dispose of produced water gathered from our drilling and production activities by limiting volumes, injection pressures or rates, producing or disposal well locations or requiring us to shut down disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil or natural gas and secure trained personnel.

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel may increase substantially in the future. In addition, because of our smaller size compared to some of our competitors, such competitors may be in a better position to secure oilfield services and equipment on a timelier basis or on more favorable terms. Furthermore, we may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business.

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

Restrictions on drilling activities intended to protect certain species may adversely affect our ability to conduct drilling activities in areas where we operate.

Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various species. Seasonal restrictions to protect wildlife may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations or materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered or threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species as threatened or endangered or the designation of critical habitat for threatened or endangered species in areas where we operate could cause us to incur increased costs arising from species protection measures or could result in limitations on our activities that could have a material and adverse impact on our ability to develop and produce our reserves.

Laws regulating the derivatives market could adversely affect our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Act established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Under the Dodd-Frank Act, the CFTC and the SEC have promulgated rules, and may continue to promulgate other rules, required to implement the derivatives regulatory provisions of the Dodd-Frank Act. The CFTC has adopted certain position aggregation rules and re-proposed certain other rules that would place limits on positions in certain core futures and economically equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. These new position limit rules are not yet final, and the impact of the final position rules on us is uncertain at this time.

The Dodd-Frank Act also made the clearing of certain swaps over a derivatives clearing organization mandatory and the execution of cleared swaps over a board of trade or swap execution facility mandatory, subject to certain exemptions. The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing. As of the date hereof, the CFTC has not yet issued notices designating certain other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the exception from mandatory clearing available to commercial end-users of swaps, if we were to have to clear any swap we enter, we might not have the same flexibility we have with the bilateral swaps we now enter and would have to post margin with the derivatives clearing organization for such cleared swaps, which could adversely our ability to execute hedges to reduce risk and protect our cash flow, could adversely affect our liquidity and could reduce cash available to us for capital expenditures.

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

The full impact of the Dodd-Frank Act’s swap regulatory provisions and the related rules of the CFTC and SEC on our business will not be known until all of the rules required under the Dodd-Frank Act have been adopted and fully implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act, the existing rules and any new rules could increase compliance and documentation burdens on our business or on our counterparties, significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act’s swap regulatory provisions and the related rules, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act’s swap regulatory provisions were intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and implementing rules is to lower commodity prices. Any of these consequences could have a material and adverse effect on us and our financial condition.

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

In addition, our predecessor generally passed through its taxable income to its owners for income tax purposes and was not subject to U.S. federal, state or local income taxes other than franchise tax in the State of Texas. Accordingly, our standardized measure as of December 31, 2016 does not provide for U.S. federal, state or local income taxes other than franchise tax in the State of Texas. However, following our corporate reorganization, we are subject to U.S. federal, state and local income taxes, which is reflected in the standardized measure computation as of December 31, 2018 and 2017.

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

As of December 31, 2018, Quantum beneficially owned approximately 68.6% of our outstanding common stock. As a result, Quantum is able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of Quantum with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Given this concentrated ownership, Quantum would have to approve any potential acquisition of us. In addition, certain of our directors are currently employees of Quantum. These directors’ duties as employees of Quantum may conflict with their duties as our directors, and the resolution of these conflicts may not always be in our or your best interest. Furthermore, we are party to a stockholders’ agreement with Quantum, JPE Management Holdings LLC and certain current and former officers and employees. Among other things, the stockholders’ agreement provides that JPE Management Holdings LLC and the current and former officers and employees party thereto will vote all of their shares of common stock in accordance with the direction of

Quantum. Further, the stockholders’ agreement provides Quantum with the right to designate a certain number of nominees to our board of directors so long as it and its affiliates collectively beneficially own at least 5% of the outstanding shares of our common stock.

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

Certain of our directors, who are and will be responsible for managing the direction of our operations and acquisition activities, hold positions of responsibility with other entities (including affiliates of Quantum) that are in the business of identifying and acquiring oil and natural gas properties. For example, four of our directors, Messrs. Davidson, VanLoh, Jr., Verma and Webster, are employees of Quantum and serve as Venture Partner, Founder and Chief Executive Officer, President and Managing Director, respectively. A fifth director, Mr. Linn, is a nonemployee Senior Advisor to Quantum. Quantum is in the business of investing in oil and natural gas companies with independent management teams that also seek to acquire oil and natural gas properties. The existing positions held by these directors may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

Quantum and its affiliates are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable Quantum to benefit from corporate opportunities that might otherwise be available to us.

Our governing documents provide that Quantum and its affiliates (including portfolio investments of Quantum and its affiliates) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, our amended and restated certificate of incorporation, among other things:

•	permits Quantum and its affiliates and our nonemployee directors to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and

•
provides that if Quantum or any of its affiliates who is also one of our nonemployee directors becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to communicate or offer that opportunity to us.

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

The credit risk of financial institutions could adversely affect us.

We have entered into transactions with counterparties in the financial services industry, including commercial banks, investment banks, insurance companies and other institutions. These transactions expose us to credit risk in the event of default of our counterparty. Deterioration in the credit markets may impact the credit ratings of our current and potential counterparties and affect their ability to fulfill their existing obligations to us and their willingness to enter into future transactions with us. We have exposure to financial institutions in the form of derivative transactions in connection with our hedges and insurance companies in the form of claims under our policies. In addition, if any lender under our revolving credit facility is unable to fund its commitment, our liquidity may be reduced by an amount up to the aggregate amount of such lender’s commitment under the credit agreement.

Our ability to obtain financing may be limited in the future by, among other things, increases in interest rates.

We require continued access to capital and our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. We expect to use our revolving credit facility to finance a portion of our future growth, and these changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. Volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. Although interest rates are low by historical standards, they have recently increased and a continued increase in interest rates could increase our interest expense and materially adversely affect our financial condition. A significant reduction in cash flow from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

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

Market Information

Our common stock is traded on the NYSE under the symbol “JAG.”

Holders

On February 22, 2019, there were approximately six stockholders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock during the three months ended December 31, 2018.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the three months ended December 31, 2018.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock to the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Dow Jones US Select Oil Exploration & Production Total Return Index (“DJ US Select Oil E&P Index”), since January 27, 2017, the first day on which shares of our common stock issued in our IPO commenced trading on the NYSE. The graph assumes that $100 was invested in our common stock and in each index on January 27, 2017 and that any dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

The information contained in this stock performance graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities section of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

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

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues
Oil sales	$539,802	$241,788	$70,078	$31,534	$14,605
Natural gas sales	9,136	9,065	2,213	948	646
NGL sales	31,956	15,571	3,068	1,329	1,029
Other operating revenues	750	888	1,163	40	—
Total revenues	581,644	267,312	76,522	33,851	16,280
Operating expenses
Lease operating expenses	42,406	17,874	7,505	3,165	2,041
Gathering and processing expenses	—	4,424	1,046	171	121
Production and ad valorem taxes	34,642	16,120	4,345	2,244	920
Exploration	29	31	2,484	11	64
Depletion, depreciation, amortization and accretion	222,355	111,049	40,417	22,685	8,444
Impairment of unproved oil and natural gas properties	28,198	373	372	6,489	1,414
General and administrative expenses (including equity-based compensation of $83,346 in 2018 and $442,976 in 2017)	122,472	466,067	11,690	7,446	7,330
Other operating expenses	63	247	649	250	—
Total operating expenses	450,165	616,185	68,508	42,461	20,334
Income (loss) from operations	131,479	(348,873)	8,014	(8,610)	(4,054)
Other income (expense)
Gain (loss) on commodity derivatives	119,338	(42,615)	(15,145)	1,323	5,375
Interest expense, net	(25,152)	(2,861)	(2,629)	(197)	—
Gain on sale of oil and natural gas properties	6,225	—	—	—	—
Other, net	43	358	—	—	—
Total other income (expense)	100,454	(45,118)	(17,774)	1,126	5,375
Income (loss) before income tax	231,933	(393,991)	(9,760)	(7,484)	1,321
Income tax expense (benefit)	66,475	57,943	—	—	—
Net income (loss)	165,458	(451,934)	(9,760)	(7,484)	1,321
Less: Net loss attributable to Jagged Peak Energy LLC (predecessor)	—	(375,476)	(9,760)	(7,484)	1,321
Net income (loss) attributable to Jagged Peak Energy Inc. stockholders	$165,458	$(76,458)	$—	$—	$—
Net income (loss) attributable to Jagged Peak Energy Inc. Stockholders per common share:
Basic	$0.78	$(0.36)
Diluted	$0.78	$(0.36)
Weighted average common shares outstanding:
Basic	213,128	212,932
Diluted	213,203	212,932

Cash Flow Data:
Net cash provided by operating activities	$427,656	$178,871	$32,083	$20,372	$7,615
Net cash used in investing activities	$(733,219)	$(600,034)	$(195,425)	$(110,232)	$(187,067)

Net cash provided by financing activities	$331,269	$418,959	$160,904	$70,397	$199,800

Other Financial Data:
Adjusted EBITDAX (1)	$431,316	$203,296	$48,995	$26,510	$6,631

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$35,229	$9,523	$11,727	$14,165	$33,628
Total oil and gas properties, net	$1,518,615	$1,029,239	$473,592	$302,726	$214,188
Total assets	$1,767,141	$1,103,428	$518,392	$327,732	$257,084
Long-term debt	$489,239	$155,000	$132,000	$20,000	$—
Other long-term liabilities	$141,970	$74,608	$3,859	$779	$850
Total stockholders' / members' equity	$947,950	$699,345	$326,112	$284,330	$240,814

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

We define Adjusted EBITDAX as net income (loss) before interest expense, net of capitalized interest, depletion, depreciation, amortization and accretion, impairment of oil and natural gas properties, exploration expense, equity-based compensation expense, income taxes, gains or losses on sales of assets and net gains or losses on derivatives less net cash from derivative settlements. Adjusted EBITDAX is not a measure of net income as determined by United States generally accepted accounting principles (“GAAP”).

Management believes Adjusted EBITDAX is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures, equity-based compensation programs, hedging programs, commodity prices and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depletable and depreciable assets, exploration expenses, equity-based compensation expense and net gains or losses on derivatives less net cash from derivative settlements, none of which are components of Adjusted EBITDAX. Our presentation of Adjusted EBITDAX should not be construed as an inference that our results will be unaffected by such items. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDAX.

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Reconciliation of Net income (loss) to Adjusted EBITDAX:
Net Income (Loss)	$165,458	$(451,934)	$(9,760)	$(7,484)	$1,321
Adjustments to reconcile to Adjusted EBITDAX
Interest expense, net of capitalized	25,152	2,861	2,629	197	—
Income tax expense	66,475	57,943	—	—	—
Depletion, depreciation, amortization and accretion	222,355	111,049	40,417	22,685	8,444
Impairment of unproved oil and natural gas properties	28,198	373	372	6,489	1,414
Exploration expenses	29	31	2,484	11	64
(Gain) loss on commodity derivatives, net, less net cash from derivative settlements (1)	(153,472)	39,997	12,853	4,612	(4,612)
Equity-based compensation expense	83,346	442,976	—	—	—
Gain on sale of oil and natural gas properties	(6,225)	—	—	—	—
Adjusted EBITDAX	$431,316	$203,296	$48,995	$26,510	$6,631

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

We have assembled a portfolio of contiguous acreage in the core oil window of the southern Delaware Basin. This acreage is characterized by a multi-year, oil-weighted inventory of horizontal drilling locations that provide attractive growth and return opportunities. At December 31, 2018, our acreage position was approximately 79,500 net acres. We divide our current areas of operation into three distinct project areas: Cochise, with approximately 12,900 net acres, Whiskey River, with approximately 36,400 net acres, and Big Tex, with approximately 30,200 net acres. During 2018, we recognized unproved oil and natural gas impairment expense of $28.2 million on certain Big Tex acreage that largely resulted from our ongoing evaluation of our undeveloped Big Tex acreage and our current plan to not drill on certain of these leases before they expire. The Big Tex acreage discussed above, and throughout this Annual Report, includes the impaired Big Tex acreage, as it has not yet expired.

As of December 31, 2018, our estimated proved reserves were approximately 118.9 MMBoe, consisting of 77% oil. We seek to maintain operational control of our properties in order to better execute on our strategy of enhancing returns through operational improvements and cost efficiencies. As the operator of approximately 97% of our acreage, we have the flexibility to manage our development program, which allows us to optimize our field-level returns and profitability.

Market Conditions

Our revenue, profitability and future growth are highly dependent on the prices we receive for our oil, natural gas and NGL production. Compared to 2017, our realized oil price for 2018 increased 16% to $56.12 per barrel, our realized natural gas price declined 55% to $1.14 per Mcf, and our realized price for NGLs declined by 18% to $20.83 per barrel between these same periods. The decrease in natural gas and NGL realized prices was partially due to the adoption of ASC 606 on January 1, 2018, and the transition from ethane rejection to ethane recovery during 2018 by our primary gas purchaser. See “Sources of Our Revenues” below for further information regarding our realized commodity prices.

As the U.S. oil and gas industry continues to confront volatile commodity prices, we may experience adverse effects on our business, financial condition, results of operations, operating cash flows, liquidity and ability to finance planned capital expenditures. Lower prices may also reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore, potentially lower our oil, natural gas and NGL reserves. Decreasing reserves may also reduce the borrowing base under our credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves. Our ability to access capital markets may be restricted, which could have an impact on our flexibility to react to changing economic and business conditions. Further, oversupply and high inventory storage levels could put downward pressure on commodity prices and have an adverse impact on our business partners, customers and lenders, potentially causing them to fail to meet their obligations to us.

Factors Affecting the Comparability of Our Results of Operations

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, primarily for the reasons described below.

Increased Oil and Natural Gas Development Activities

Since commencing our drilling program in late 2013, we operated an average of one horizontal drilling rig through June 2016. We began operating our second and third rigs in July of 2016. During 2017 we operated an average of six horizontal rigs, and in 2018 we operated an average of approximately five horizontal rigs. During 2018 we began production on 59 gross (48.0 net) wells. Our average daily production has grown from 16,974 Boe/d in 2017 to 34,207 Boe/d in 2018. During 2018 we spent $711.0 million for drilling and completing wells and on water infrastructure costs, which included $1.0 million to purchase surface acreage. This compares to $595.9 million that we spent in 2017 for drilling, completion and infrastructure.

Our board of directors approved a capital budget for 2019 which is projected to range from $605.0 million to $665.0 million, excluding acquisitions. We expect to allocate between $580.0 million and $630.0 million of our 2019 capital budget for the drilling and completion of operated and non-operated wells, and $25.0 million to $35.0 million for water infrastructure costs, excluding any potential additions to surface acreage. The ultimate amount of capital that we expend may fluctuate materially based on market conditions, availability and/or attractiveness of acquisitions and our drilling results.

Equity-based Compensation

During the year ended December 31, 2018, we recognized equity-based compensation expense of $83.3 million, which included $71.3 million related to a modification of service requirements for incentive unit awards. During the year ended December 31, 2017, we recognized equity-based compensation of $443.0 million which included $379.0 million related to incentive unit awards that vested at the time of the IPO. Please refer to Note 5, Equity-based Compensation, included elsewhere in this report for additional information on equity-based compensation.

Interest Expense

In May 2018, JPE LLC issued $500.0 million aggregate principal amount of 5.875% senior unsecured notes that mature in May 2026 (the “Senior Notes”). The Senior Notes resulted in net proceeds to the Company of $488.3 million, net of offering expenses. A portion of such proceeds was used to repay the entire outstanding balance under the Amended and Restated Credit Facility of $320.0 million as of the date the Senior Notes proceeds were received. During the year ended December 31, 2018, we incurred interest expense of $25.2 million, of which approximately $19.0 million related to the Senior Notes. During the year ended December 31, 2017 and 2016, we incurred $2.9 million and $2.6 million, respectively. Please refer to Note 4, Debt, included elsewhere in this report for more information on the Senior Notes.

Income Taxes

As a result of our corporate reorganization, we became subject to federal and state income tax. The change in tax status required the recognition of deferred tax assets and liabilities for the temporary differences at the time of the change in status. The resulting net deferred tax liability of approximately $80.7 million was recognized as tax expense from continuing operations during the year ended December 31, 2017. For periods following completion of the corporate reorganization, we began recording income taxes associated with our status as a corporation. Please refer to Note 7, Income Taxes, included elsewhere in this report for more information on income taxes.

Adoption of ASC 606

As of January 1, 2018, we adopted ASC 606 using the modified retrospective method. This adoption did not have an impact on the opening balance of retained earnings. As a result of the adoption, we changed the presentation of the costs to gather and process natural gas and NGLs. For the twelve months ended December 31, 2018, the adoption of ASC 606 resulted in a decrease of $14.7 million to our natural gas and NGL sales revenues, with a corresponding decrease to gathering and processing expense, but did not affect operating income, net income or operating cash flows. Comparative information for the prior period continues to be reported under the accounting standards in effect for that period. Adoption of the new standard did not impact natural gas or NGL production volumes. For additional information regarding the new revenue recognition standard, see Note 2, Significant Accounting Policies and Related Matters, in “Part I. Financial Information - Item 1. Financial Statements.”

Public Company Expenses

Subsequent to our IPO, we incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, annual and quarterly reports to stockholders, corporate tax return preparation, increased independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations for the year ended December 31, 2016.

Summary of Operating and Financial Results

•	Successfully began production on 59 gross (48.0 net) wells, of which we operate 45 gross (42.4 net), all within the southern Delaware Basin;

•	Increased total proved reserves by 44% to 118.9 MMBoe at December 31, 2018, and replaced 393% of 2018 production;

•	Added 35.7 MMBoe of proved reserves from infill reserves in an existing proved field;

•	Increased average daily production by 102% to 34,207 Boe/d, comprised of 77% oil;

•	Grew oil production 93% to 26,355 barrels per day, natural gas production by 122% to 21.9 MMcf/d and NGL production rose 149% to 4,203 barrels per day;

•	Production revenues increased 118% to $580.9 million;

•	Improved cash flow from operating activities to $427.7 million from $178.9 million in the previous year;

•	Incurred equity-based compensation expense of $83.3 million, which included $71.3 million related to a modification of service requirements for incentive unit awards;

•	Experienced a noncash derivative gain of $153.5 million;

•	Realized net income of $165.5 million;

•	Increased our elected commitment under our credit facility from $425.0 million to $540.0 million;

•	Successfully completed the offering of $500.0 million aggregate principal amount of the 5.875% Senior Notes; and

•	Repaid our outstanding borrowings on our Amended and Restated Credit Facility with a portion of the proceeds from the issuance of the 5.875% Senior Notes.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. In 2018, our production revenues were derived 93% from oil sales, 1% from natural gas sales and 6% from NGL sales. Our oil, natural gas and NGL revenues do not include the effects of derivatives.

Increases or decreases in our revenue, profitability and future production are highly dependent on the commodity prices we receive. Oil, natural gas and NGL prices are market driven and have been historically volatile. We expect that future prices will continue to fluctuate due to supply and demand factors, seasonality and geopolitical and economic factors.

The following table presents our average realized commodity prices, the effects of derivative settlements on our realized prices and certain major U.S. index prices.

	Year Ended December 31,
	2018	2017	2016
Crude Oil (per Bbl):
Average NYMEX price	$65.23	$50.80	$43.29
Average realized price	$56.12	$48.56	$41.18
Average realized price, including derivative settlements	$52.57	$48.04	$39.84
Natural Gas (per Mcf):
Average NYMEX price	$3.15	$2.99	$2.52
Average realized price (1) (2)	$1.14	$2.52	$2.32
NGLs (per Bbl):
Average realized price (1) (2)	$20.83	$25.25	$15.81

(1)
On January 1, 2018, we adopted ASC 606. As a result of adoption, natural gas and NGL realized prices for the year ended December 31, 2018 include gathering and processing costs which reduced our realized natural gas and NGL prices by $0.44 per Mcf and $7.33 per barrel, respectively. For additional information regarding the new revenue recognition standard, see Note 2, Significant Accounting Policies and Related Matters, included elsewhere in this report.

(2)
During 2018, our primary gas purchaser transitioned from ethane rejection to ethane recovery, which resulted in decreased realized natural gas price per Mcf and NGL price per barrel, while increasing NGL volumes.

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

Lease Operating Expenses.    Lease operating expenses (“LOE”) are the costs incurred in the operation and maintenance of producing properties. Expenses for utilities, direct labor, water transportation, injection and disposal, repairs, materials and supplies comprise the most significant portion of our LOE. Certain items, such as direct labor and materials and supplies, generally remain consistent across broad production volume ranges, but can fluctuate depending on activities performed during a specific period. Certain operating cost components are variable and increase or decrease as the level of produced hydrocarbons and water increases or decreases. Workover costs are variable and can fluctuate based on the timing of workover activities.

We monitor our operations to ensure that we are incurring LOE at an acceptable level to determine if any wells or properties should be shut in, repaired, recompleted or sold. We also monitor our LOE on a per BOE basis to determine the efficiency of our production operations. This unit rate also allows us to identify trends and to benchmark against other producers. Although we strive to minimize our LOE, these expenses can increase or decrease on a per unit basis as a result of various factors as we operate our properties or make acquisitions and dispositions of properties.

Gathering and Processing Expenses.    Gathering and processing expenses largely consist of contractual costs to gather and process our natural gas and NGLs. These costs may fluctuate with changes in production volumes, contractual arrangements or fuel and compression costs. As a result of adopting ASC 606, natural gas and NGL gathering and processing costs that would have previously been presented as expenses were deducted from revenues. Based on the sales contracts we currently have, all gathering and processing costs are now deducted from revenue; however, future contracts could have different terms which may require us to record gathering and processing expense.

Production and Ad Valorem Taxes.    Production taxes are paid on produced oil and natural gas based on a percentage of revenues from production sold. These taxes are calculated using fixed rates established by state taxing authorities. In general, the production taxes we pay correlate to changes in our oil, natural gas and NGL revenues. We are also subject to ad valorem taxes in the counties where our production is located. Ad valorem taxes are generally based on the valuation of our oil and natural gas properties, which generally trends with the value of our proved developed reserves and is influenced by current and anticipated future oil and natural gas prices.

Exploration Expenses.    Exploration expenses consist of the costs of unsuccessful exploratory wells and delay rentals for leases on certain unproved properties.

Depletion, Depreciation, Amortization and Accretion.    Depletion, depreciation, amortization and accretion (“DD&A”) is primarily the systematic expensing of the capitalized costs incurred to acquire and develop oil and natural gas properties. We use the successful efforts method of accounting for oil and natural gas activities and, as such, we capitalize all costs incurred related to the acquisition, development, and successful exploration and development of oil and natural gas properties, and deplete these costs based on the related reserves. DD&A also includes straight-line depreciation of capitalized corporate assets and operations support equipment, as well as the accretion of asset retirement obligation liabilities.

Impairment of Unproved Oil and Natural Gas Properties.    Impairment of unproved oil and natural gas properties represents the book value of unproved properties that will no longer be held by production or extensions of leases.

Other Operating Expenses.    Other operating expenses represent water sourcing and disposal costs related to third-party sales and other costs associated with our oil and natural gas properties.

General and Administrative.    General and administrative (“G&A”) expenses consist of costs incurred for overhead, including payroll and benefits for our corporate staff, equity-based compensation, costs of maintaining our headquarters, costs of managing our production and development operations, and costs of audit, tax, legal, consulting and other professional services.

Interest Expense.    We incur interest on our Senior Notes that were issued in May 2018. Interest is payable on the Senior Notes semi-annually in arrears on each May 1 and November 1. We may also finance a portion of our working capital requirements and capital expenditures with borrowings under our credit facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. Interest expense is reflected net of capitalized interest.

Derivative Activity

Historically, pricing for oil, natural gas and NGLs has been volatile and unpredictable, and we expect this volatility to continue in the future. As of December 31, 2018, we had entered into derivative oil swap contracts covering periods from January 1, 2019 through December 31, 2020 for approximately 10.6 MMBbls of our projected oil production at a weighted average WTI oil price of $60.19 per barrel. We also have basis differential derivative contracts between Midland, TX and Cushing, OK for the periods from January 1, 2019 through December 31, 2020 covering 18.3 MMBbls at a weighted average basis differential of $(3.52) per barrel. These derivative instruments allow us to reduce, but not eliminate, the potential variability in cash flow from operations due to fluctuations in oil prices. Our derivative instruments provide increased certainty of cash flows for funding our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil prices and may partially limit our potential gains from future increases in prices. During the year ended December 31, 2018, we incurred net payments of $34.1 million related to derivative agreements that settled during this time. In the future, we may seek to hedge price risk associated with our natural gas and NGL production. See “Item 7A.—Quantitative and Qualitative Disclosure About Market Risk—Commodity Price Risk” for information regarding our exposure to market risk, including the effects of changes in commodity prices, and our commodity derivative contracts.

We expect to continue to use commodity derivative instruments to hedge our price risk in the future. Subject to restrictions in our credit agreement, our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. Under our Amended and Restated Credit Facility as of December 31, 2018, we can hedge up to 85% of forecasted future production for up to 36 months in the future, and up to the greater of 75% of our proved reserves and 60% of our reasonably anticipated forecasted production for 37 to 60 months in the future, provided that no hedges have a term beyond five years.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Oil and Natural Gas Revenues. The following table provides the components of our production revenues for the years ended December 31, 2018 and 2017, as well as each period’s respective average realized prices and production volumes:

	Year Ended December 31,
(in thousands or as indicated)	2018	2017	Change	% Change
Production revenues:
Oil sales	$539,802	$241,788	$298,014	123%
Natural gas sales	9,136	9,065	71	1%
NGL sales	31,956	15,571	16,385	105%
Total production revenues	$580,894	$266,424	$314,470	118%
Average realized price: (1) (2) (3)
Oil (per Bbl)	$56.12	$48.56	$7.56	16%
Natural gas (per Mcf)	$1.14	$2.52	$(1.38)	(55)%
NGLs (per Bbl)	$20.83	$25.25	$(4.42)	(18)%
Total (per Boe)	$46.52	$43.00	$3.52	8%
Production volumes:
Oil (MBbls)	9,620	4,979	4,641	93%
Natural gas (MMcf)	7,992	3,601	4,391	122%
NGLs (MBbls) (2)	1,534	617	917	149%
Total (MBoe)	12,486	6,196	6,290	102%
Average daily production volume:
Oil (Bbls/d)	26,355	13,640	12,715	93%
Natural gas (Mcf/d)	21,897	9,865	12,032	122%
NGLs (Bbls/d)	4,203	1,690	2,513	149%
Total (Boe/d)	34,207	16,974	17,233	102%

(1)	Average prices shown in the table do include settlements of commodity derivative transactions.

(2)
During 2018, our primary gas purchaser transitioned from ethane rejection to ethane recovery, which resulted in decreased realized natural gas price per Mcf and NGL price per barrel, while increasing NGL volumes.

(3)
On January 1, 2018, we adopted ASC 606. As a result of adoption, we changed the presentation of our natural gas and NGL sales revenues, with a corresponding change to our gathering and processing expense. For additional information regarding the new revenue recognition standard, see Note 2, Significant Accounting Policies and Related Matters, included elsewhere in this report. See the table below for a breakout of the impact on our revenues and expense of adopting ASC 606:

	Year Ended December 31, 2018
(in thousands)	Amounts presented on statements of operations	ASC 606 Adjustments	Previous Revenue Recognition Method
Production revenues:
Oil sales	$539,802	$—	$539,802
Natural gas sales	9,136	3,488	12,624
NGL sales	31,956	11,243	43,199
Total production revenues	$580,894	$14,731	$595,625
Operating expenses:
Gathering and processing expenses	$—	$14,731	$14,731

As reflected in the table above, our total production revenue for the year ended December 31, 2018 was 118%, or $314.5 million, higher than that of the same period from 2017. The increase is primarily due to higher sales volumes, along with higher average realized oil prices during 2018. Our aggregate production volumes in 2018 were 12,486 MBoe, comprised of 77% oil,

11% natural gas and 12% NGLs. This represents an increase of 102% over aggregate production volumes of 6,196 MBoe during 2017.

The following table shows the effects of volume and price related changes on oil, natural gas and NGL sales from the year ended December 31, 2017 to the year ended December 31, 2018:

(in thousands)	Oil sales	Natural gas sales	NGL sales	Total
Year Ended December 31, 2017	$241,788	$9,065	$15,571	$266,424
Changes due to:
Increase (decrease) in production volumes (1)	225,290	11,100	23,166	259,556
Increase (decrease) in average realized prices (2)	72,724	(11,029)	(6,781)	54,914
Year Ended December 31, 2018	$539,802	$9,136	$31,956	$580,894

(1)
Production increases are largely related to our drilling program, which added 48.0 net wells that began production during 2018. Additionally, the increase in NGL volumes from 2017 to 2018 partially resulted from our primary gas purchaser transitioning from ethane rejection to ethane recovery during 2018, as described above.

(2)	The changes due to natural gas and NGL average realized prices were impacted by the adoption of ASC 606 and the transition from ethane rejection to ethane recovery, as described above.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Year Ended December 31,				Per Boe
(in thousands, except per Boe)	2018	2017	Change	% Change	2018	2017
Lease operating expenses	$42,406	$17,874	$24,532	137%	$3.40	$2.88
Gathering and processing expenses (1)	—	4,424	(4,424)	(100)%	$—	$0.71
Production and ad valorem taxes	34,642	16,120	18,522	115%	$2.77	$2.60
Exploration	29	31	(2)	(6)%	$—	$0.01
Depletion, depreciation, amortization and accretion	222,355	111,049	111,306	100%	$17.81	$17.92
Impairment of unproved oil and natural gas properties	28,198	373	27,825	NM	NM	NM
Other operating expenses	63	247	(184)	(74)%	$0.01	$0.04
General and administrative (before equity-based compensation)	39,126	23,091	16,035	69%	$3.13	$3.73
Total operating expenses (before equity-based compensation)	366,819	173,209	193,610	112%	$29.38	$27.95
Equity-based compensation	83,346	442,976	(359,630)
Total operating expenses	$450,165	$616,185	$(166,020)

(1)
On January 1, 2018, we adopted ASC 606 which changed the presentation of our natural gas and NGL sales revenues, with a corresponding change to our gathering and processing expense. See Note 2, Significant Accounting Policies and Related Matters, included elsewhere in this report for more information, and the table in footnote 3 to the oil and natural gas revenues table, above, for a breakout of the impact from ASC 606.

NM    Not meaningful.

Lease Operating Expenses.    Our LOE varies in conjunction with our level of production, the timing of our workover expenses and variations in industry activity that cause fluctuations in service provider costs. LOE increased to $42.4 million during 2018, compared to $17.9 million for the same period of 2017. The increase largely corresponds to our increased production and well counts between periods, resulting in higher overall costs for equipment rental, electricity, contract labor, and general maintenance and repair. Additionally, during 2018 we incurred approximately $11.0 million of additional workover expense, as compared to the same period of 2017. LOE per Boe increased 18% to $3.40 for the year ended December 31, 2018, primarily due to the additional workover costs, which increased more than production levels.

Gathering and Processing Expenses.    Gathering and processing expenses were $4.4 million in 2017 and were reduced to $0 in 2018 as a result of adopting ASC 606. During 2018, $14.7 million of gathering and processing costs that would have previously been presented as expenses were deducted from revenues. Based on the sales contracts we currently have, all gathering and processing costs are deducted from revenue; however, future contracts could have different terms which may require us to record gathering and processing expense. For additional information regarding the adoption of ASC 606, see Note 2, Significant Accounting Policies and Related Matters, included elsewhere in this report.

Production and Ad Valorem Taxes.    Production and ad valorem taxes increased 115% between 2018 and 2017, from $16.1 million in 2017 to $34.6 million in 2018. The increase in production taxes is due to an increase in revenues, and the increase in ad valorem taxes relates to the addition of multiple new high-volume wells.

Depletion, Depreciation, Amortization and Accretion.    DD&A expense increased $111.3 million, or 100%, during 2018 compared to 2017. The increase in DD&A expense was largely due to an increase in production, partially offset by a decrease in our DD&A rate. Our DD&A rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The DD&A rate per Boe decreased 1% to $17.81 per Boe, compared to $17.92 per Boe in 2017. The decrease in our DD&A rate was largely due to an increase in reserve volumes due to continued successful drilling activities, whereas the rate of increase in capitalized costs related to those drilling activities was lower than the rate of reserve increase.

Impairment of Unproved Oil and Natural Gas Properties.    We incurred $28.2 million of impairment costs in 2018, compared to $0.4 million in 2017. The impairments in 2018 were largely related to certain acreage within our Big Tex area, and our current plan to not drill on certain of these leases before they expire. The impairments in 2017 were due to the expiration of certain leases on unproved properties. No impairments were recorded on proved properties during 2018 and 2017.

General and Administrative and Equity-based Compensation.    G&A, excluding equity-based compensation, increased 69% to $39.1 million during 2018, from $23.1 million in 2017. The increase is primarily due to a $10.9 million increase in costs related to salaries, employee benefits, contract personnel and other general business expenses required to support the growth of our capital program and production levels, and a $4.2 million increase related to severance and other nonrecurring expenses, primarily in the first quarter of 2018. The number of our full-time employees increased from 36 at January 1, 2017 to 94 at December 31, 2018.

Equity-based compensation expense for the year ended December 31, 2018 and 2017 is summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	Change
Incentive unit awards	$76,442	$439,411	$(362,969)
Restricted stock unit awards	4,374	2,068	2,306
Performance stock unit awards	2,530	1,497	1,033
Total equity-based compensation expense	$83,346	$442,976	$(359,630)

Equity-based compensation expense for the year ended December 31, 2018 includes $71.3 million related to a modification of the service requirements in February 2018 for the incentive unit awards allocated at the IPO. For the year ended December 31, 2017, equity-based compensation expense included (i) $379.0 million related to common stock issued to MIU holders that vested at the IPO date, all of which was noncash except for $14.7 million related to a management incentive advance payment made in April 2016, and (ii) $22.2 million related to a modification in conjunction with a March 2017 separation agreement of a former executive officer. As of December 31, 2018, we expect to recognize additional noncash compensation expense of approximately $5.7 million over approximately 2.3 years for the incentive unit awards, $7.9 million over approximately 2.1 years for restricted stock unit awards and $7.2 million over approximately 1.9 years for the performance stock unit awards. For additional information regarding our equity-based compensation, see Note 5, Equity-based Compensation, included elsewhere in this report.

Other Income and Expense

The following table summarizes our other income and expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	Change
Gain (loss) on commodity derivatives	$119,338	$(42,615)	$161,953
Interest expense, net	(25,152)	(2,861)	(22,291)
Gain on sale of oil and natural gas properties	6,225	—	6,225
Other, net	43	358	(315)
Total other income (expense)	$100,454	$(45,118)	$145,572

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

The following table sets forth the components of gain (loss) on commodity derivatives for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017
Net cash receipts (payments) on settled derivatives	$(34,134)	$(2,618)
Gain (loss) from the change in fair value of open derivative contracts, net	153,472	(39,997)
Gain (loss) on commodity derivatives	$119,338	$(42,615)

Interest Expense, net.    The following table summarizes our interest expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017
Amended and Restated Credit Facility (1)	$5,046	$2,595
Senior Notes	19,012	—
Amortization of debt issuance costs (2)	2,340	606
Capitalized interest	(1,246)	(340)
Interest expense, net	$25,152	$2,861

(1)	Includes interest on outstanding balances and commitment fees on undrawn balances.

(2)	Includes amortization of debt issuance costs on the Amended and Restated Credit Facility and the Senior Notes.

The increase in interest expense on our Amended and Restated Credit Facility is primarily due to an increase in the weighted average outstanding balance on our credit facility of $86.7 million during 2018, compared to $44.8 million during 2017. The increase is also attributable to increased commitment fees that resulted from our increased elected borrowing base. Interest expense on the Senior Notes during 2018 is a result of the issuance of the Senior Notes in May 2018.

Gain on Sale of Assets.    The $6.2 million gain on sale of assets in 2018 related to the sale of non-core unproved acreage.

Income tax expense

Income tax expense increased to $66.5 million during 2018, from $57.9 million for 2017. The increased income tax expense during 2018 was primarily due to higher net income earned in 2018 compared to the same period of 2017. Income tax expense in 2017 was primarily due to the change in tax status resulting from our corporate reorganization. Income tax expense was higher in both 2018 and 2017 as a result of the equity-based compensation expense related to the incentive unit awards that were allocated at the time of the IPO, which is not deductible for federal or state income tax purposes.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Oil and Natural Gas Revenues. The following table provides the components of our revenues for the years indicated, as well as each year’s respective average realized prices and production volumes:

	Year Ended December 31,
(in thousands or as indicated)	2017	2016	Change	% Change
Production revenues:
Oil sales	$241,788	$70,078	$171,710	245%
Natural gas sales	9,065	2,213	6,852	310%
NGL sales	15,571	3,068	12,503	408%
Total production revenues	$266,424	$75,359	$191,065	254%
Average realized price: (1)
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

As reflected in the table above, our total production revenue for 2017 was 254%, or $191.1 million, higher than that of 2016. The increase in 2017 compared to 2016 is due to higher sales volumes, along with higher realized commodity prices. Our aggregate production volumes in 2017 were 6,196 MBoe, comprised of 80% oil, 10% natural gas and 10% NGLs. This represents an increase of 202% from 2016 aggregate production volumes of 2,054 MBoe.

Increased production volumes accounted for an approximate $147.8 million increase in year-over-year production revenues, while increases in our total equivalent prices accounted for an approximate $43.3 million increase in year-over-year production revenues. Production increases are largely related to our active drilling program, which added 46.1 net wells that began production during 2017.

Oil sales increased 245%, or $171.7 million, due to a 193% increase in production volumes and an 18% increase in the average realized price for 2017 compared to the prior year. Natural gas sales increased 310%, or $6.9 million, due to a 278% increase in volumes in 2017 and a 9% increase in the average sales price. NGL sales increased 408%, or $12.5 million, due to a 218% increase in sales volumes, as well as a 60% increase in the average realized price for 2017. The increase in average realized price is due to increased market prices for NGLs, particularly for propane, which constitutes the largest component, by value, of our NGLs. In addition, beginning in June 2017 and through the remainder of 2017, we experienced ethane rejection, which leaves ethane in the residue gas stream and increases the average realized price of NGLs per barrel.

Other Operating Revenues. Other operating revenues relate to third-party sales of fresh water and water disposal services. During 2017 and 2016, we recognized other operating revenue of $0.9 million and $1.2 million, respectively. The change year-over-year is due to fluctuating sales of our excess fresh water and water disposal capacity between periods.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Year Ended December 31,				Per Boe
(in thousands, except per Boe)	2017	2016	Change	% Change	2017	2016
Lease operating expenses	$17,874	$7,505	$10,369	138%	$2.88	$3.65
Gathering and processing expenses	4,424	1,046	3,378	323%	$0.71	$0.51
Production and ad valorem taxes	16,120	4,345	11,775	271%	$2.60	$2.12
Exploration	31	2,484	(2,453)	(99)%	$0.01	$1.21
Depletion, depreciation, amortization and accretion	111,049	40,417	70,632	175%	$17.92	$19.67
Impairment of unproved oil and natural gas properties	373	372	1	—%	NM	NM
Other operating expenses	247	649	(402)	(62)%	$0.04	$0.32
General and administrative (before equity-based compensation)	23,091	11,690	11,401	98%	$3.73	$5.69
Total operating expenses (before equity-based compensation)	173,209	68,508	104,701	153%	$27.95	$33.35
Equity-based compensation	442,976	—	442,976
Total operating expenses	$616,185	$68,508	$547,677
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

Gathering and Processing Expenses.    Gathering and processing expenses increased $3.4 million during 2017 compared to 2016 primarily due to increased production. In addition, we experienced an increase in our per unit gathering and processing expense. The period over period increase in our per unit gathering and processing expense is due to an increase in natural gas production under our fixed fee contracts, as opposed to our percent-of-proceeds contracts. Under percent-of-proceeds contracts, we receive a percentage of the total proceeds received by the marketer, which is net of gathering and processing costs. Conversely, under our fixed fee natural gas marketing contracts, our gas sales revenue is determined after transporting gas to a downstream sales point and we are separately charged for the associated gathering and processing costs.

Production and Ad Valorem Taxes.    Production and ad valorem taxes increased 271% between 2016 and 2017, from $4.3 million in 2016 to $16.1 million in 2017. The increase in production taxes is due to an increase in revenues, and the increase in ad valorem taxes relates to the addition of multiple new high-volume wells.

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

General and Administrative and Equity-based Compensation.    G&A, excluding equity-based compensation, increased 98% to $23.1 million for the year ended December 31, 2017, from $11.7 million for the same period of 2016. The increase is primarily due to a $9.2 million increase in costs related to salaries, employee benefits, contract personnel and other general business expenses required to support the growth of our capital program and production levels. The number of our full-time employees increased from 23 at January 1, 2016 to 59 at December 31, 2017. Additionally, we incurred $1.0 million in higher audit, tax and legal fees, which increases are largely a result of becoming a publicly traded company.

Equity-based compensation expense for the year ended December 31, 2017 was $443.0 million, as summarized in the table below:

(in thousands)
Incentive unit awards	$439,411
Restricted stock unit awards	2,068
Performance stock unit awards	1,497
Total equity-based compensation expense	$442,976

The equity-based compensation expense for the incentive unit awards relates to the common stock transferred to Management Holdco, which is subject to the terms of the amended and restated JPE Management Holdings LLC limited liability company agreement (the “Management Holdco LLC Agreement”) and includes approximately $379.0 million of equity-based compensation expense relative to the common stock issued to MIU holders that vested upon the IPO. Also included in the $439.4 million is $22.2 million of equity-based compensation recognized during the first quarter of 2017 related to incentive unit awards, which were modified in conjunction with a March 2017 separation agreement of a former executive officer. The restricted stock unit and performance stock unit awards were granted throughout 2017.

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

The following table sets forth the components of gain (loss) on commodity derivatives for the periods indicated:

(in thousands)	2017	2016
Net cash receipts (payments) on settled derivatives	$(2,618)	$(2,292)
Gain (loss) from the change in fair value of open derivative contracts, net	$(39,997)	$(12,853)
Gain (loss) on commodity derivatives	$(42,615)	$(15,145)

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

Income tax expense (benefit)

Income tax expense of $57.9 million in 2017 is a result of our change in tax status to a C-corporation, subject to U.S. federal and state income tax, as part of the corporate reorganization in January 2017. Our predecessor was a pass-through entity subject only to the Texas margin tax at a statutory rate of up to 1.0% and was not subject to U.S. federal income tax. Further, our predecessor did not have taxable net income for purposes of calculating 2016 Texas franchise tax.

Upon the change in tax status, we established an $80.7 million provision for deferred income taxes, which was recognized as income tax expense. Subsequent to the change in tax status, we recognized $14.5 million of income tax expense. Our total deferred income taxes were reduced in the fourth quarter by $37.3 million as a result of the favorable impact of the Tax Act.

Liquidity and Capital Resources

Historically, our and our predecessor’s primary sources of liquidity were capital contributions from equity owners, including the IPO, borrowings under our credit facility and cash flows from operations. During the year ended 2018, our primary sources of liquidity were the proceeds from the Senior Notes offering of $488.3 million, cash flows from operations of $427.7 million and borrowings on our credit facility of $165.0 million. Our primary uses of cash have been the development and acquisition of oil, natural gas and NGL properties, the development of water sourcing and disposal infrastructure and a repayment on our credit facility of $320.0 million. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.

Capital Expenditures

Capital expenditures for oil and gas acquisitions, exploration, development and infrastructure activities are summarized below:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Acquisitions
Proved properties	$2,401	$—	$7,482
Unproved properties (1)	27,354	70,693	50,570
Development costs	690,848	567,555	144,786
Infrastructure costs	20,162	28,299	10,611
Exploration costs	29	31	1,673
Total oil and gas capital expenditures	$740,794	$666,578	$215,122

(1)
Relates to the acquisition of undeveloped leaseholds and oil and natural gas mineral interest leasing activity, and includes surface acreage purchased during 2018, 2017 and 2016 of $1.0 million, $1.6 million and $3.1 million, respectively.

For the years ended December 31, 2018, 2017 and 2016, our capital expenditures have been focused on the development of our properties in the southern Delaware Basin. As of December 31, 2018, we had approximately 91,600 gross (79,500 net) acres, including acreage in the Big Tex area that was impaired during 2018, which has not yet expired.

The following table reflects wells that began producing in the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Gross wells
Operated	45	46	11
Non-operated	14	5	—
	59	51	11
Net wells
Operated	42.4	44.3	10.9
Non-operated	5.6	1.8	—
	48.0	46.1	10.9

At December 31, 2018, we were in the process of drilling eleven gross (10.4 net) wells and had eight gross (8.0 net) wells waiting on completion, including four gross (4.0 net) wells that were in process of being completed.

2019 Capital Budget

Our 2019 capital budget for development of oil and gas properties and infrastructure is as follows:

(in millions)
Drilling and completion	$580.0	—	$630.0
Water infrastructure	25.0	—	35.0
Total	$605.0	—	$665.0

Our 2019 capital budget excludes potential leasehold and/or surface acreage additions. Based on our 2019 capital budget, we expect to begin production on approximately 52 to 56 gross operated wells and 2.0 net non-operated wells. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

Because we operate a high percentage of our acreage, capital expenditure amounts and timing are largely discretionary and within our control. We determine our capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows. Additionally, if we curtail or reallocate priorities in our drilling program, we may lose a portion of our acreage through lease expirations. Furthermore, we may be required to remove some portion of our reserves currently booked as PUDs if such changes in planned capital expenditures means we will be unable to develop such reserves within five years of their initial booking.

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and additional borrowing capacity under our credit facility to execute our planned 2019 capital program. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. If we require additional capital funding for capital expenditures, acquisitions or other reasons, we may seek such capital through borrowings under our credit facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our planned drilling program. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Working Capital

Our working capital, which we define as current assets minus current liabilities, fluctuates primarily as a result of our realized commodity prices, increases or decreases in our production volumes, changes in receivables and payables related to our operating and development of oil and natural gas activities, changes in our hedging activities and changes in our cash and cash equivalents. At December 31, 2018, we had working capital of $13.2 million, an increase of $126.6 million compared to a working capital deficit of $113.4 million at December 31, 2017. The increase is primarily the result of a net increase in current derivative assets of $121.7 million primarily related to the increase in fair value of our derivative contracts expected to settle over the next 12 months. Additionally, we experienced a $25.7 million increase in our cash balance, which increased primarily due to the net proceeds from the Senior Notes offering in May 2018, net of repayment of our then outstanding balance on our credit facility and underwriter and other offering fees, as well as a $12.9 million increase related to increased JIB and other accounts receivable. Partially offsetting our increased current assets, our revenue receivables, net of the related payable, decreased $16.3 million, current liabilities associated with ongoing development activities increased $10.4 million and accrued interest increased $4.6 million primarily due to interest accrued on our Senior Notes.

We may incur working capital deficits in the future due to future increases in current liabilities related to our drilling program or decreases in current assets, including the value of our current commodity derivatives expected to settle in the next 12 months. Our collection of receivables has historically been timely, and losses associated with uncollectible receivables have historically not been significant. Our cash and cash equivalents balance totaled approximately $35.2 million and $9.5 million at December 31, 2018 and 2017, respectively. We expect that our cash flows from operating activities, access to capital markets and availability under our Amended and Restated Credit Facility will be sufficient to fund our working capital needs. We expect that our timing of receivables and payables, pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production, our derivative contracts and the implementation of ASU 2016-02 which will add short-term lease liabilities, will be the largest variables affecting our working capital going forward.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$427,656	$178,871	$32,083
Net cash used in investing activities	$(733,219)	$(600,034)	$(195,425)
Net cash provided by financing activities	$331,269	$418,959	$160,904

Operating Activities.    Net cash provided by operating activities is primarily affected by production volumes, the price of oil, natural gas and NGLs, and changes in working capital.

The $248.8 million increase in 2018 compared to 2017 primarily resulted from a $314.3 million increase in revenues, which resulted from a 102% increase in volumes and an 8% increase in the average price received per Boe. Increases in operating cash flows were partially offset by $38.4 million of higher cash operating costs primarily due to increased production and workover costs, payments on derivative settlements of $34.1 million and $16.0 million of increased cash G&A costs largely due to additional personnel costs, as well as severance and other nonrecurring expenses.

The $146.8 million increase in 2017 compared to 2016 primarily resulted from a $190.8 million increase in revenues, which resulted from a 202% increase in volumes and a 17% increase in the average price received per Boe. This was partially offset by $22.7 million of higher cash operating costs primarily due to increased production and $11.4 million of increased cash G&A costs largely due to additional personnel.

Investing Activities.    Cash flows from investing activities primarily consist of the acquisition, exploration and development of oil and natural gas properties, net of dispositions of oil and natural gas properties.

During 2018, net cash flow used in investing activities included investments in developing our acreage of $706.7 million and leasehold and acquisition costs of $29.7 million. In 2017, net cash used for investing activities included investments in developing our acreage of $523.6 million and leasehold and acquisition costs of $73.5 million. In 2016, net cash used for investing activities included $139.6 million and $54.7 million for the development and acquisition of oil and natural gas properties, respectively.

Financing Activities.    Net cash provided by financing activities includes the issuance of equity and debt transactions.

Net cash provided by financing activities during 2018 was primarily due to $488.3 million of net proceeds from the Senior Notes offering, which was partially offset by a net repayment on our credit facility of $155.0 million. Net cash provided by financing activities in 2017 was primarily due to $398.4 million of net proceeds from the sale of our common stock in the IPO and net borrowings of $23.0 million our credit facility. Net cash provided by financing activities in 2016 included $51.5 million of cash provided by contributions from JPE LLC members and $112.0 million of borrowings under our credit facility.

Senior Secured Revolving Credit Facility

At December 31, 2017, the Amended and Restated Credit Facility had a borrowing base of $425.0 million, with $155.0 million outstanding under the credit facility, and $270.0 million in unused borrowing capacity.

In March 2018, we entered into Amendment No. 2 to the Amended and Restated Credit Facility, which extended the maturity date of the Amended and Restated Credit Facility to March 21, 2023 and increased the borrowing base to $540.0 million. Borrowings under the Amended and Restated Credit Facility under Amendment No. 2 bear interest at a rate elected by the Company that is equal to an adjusted base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and the thirty-day adjusted LIBOR plus 1.0%) or LIBOR, in each case, plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the adjusted base rate, and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the elected commitments. We also incur a commitment fee that is between 0.375% to 0.50% per year on the unused portion of the elected commitments, depending on the relative amount of the loan outstanding in relation to the elected commitments.

In April 2018, and in connection with the issuance of the Senior Notes, we voluntarily elected to reduce our elected commitments to $475.0 million, effective as of the closing of the Senior Notes offering.

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

In August 2018, we entered into Amendment No. 4 to the Amended and Restated Credit Facility which increased the borrowing base to $825.0 million and we increased our elected commitments to $540.0 million.

In November 2018, we entered into Amendment No. 5 to the Amended and Restated Credit Facility which increased the borrowing base to $900.0 million while the elected commitments remained at $540.0 million.

The amount available to be borrowed under our Amended and Restated Credit Facility is subject to a borrowing base that is subject to semiannual borrowing base redeterminations on or around each April 1 and October 1, of each year by the lenders at their sole discretion. Additionally, at our option, we may request up to two additional redeterminations per year, to be effective on or about January 1 and July 1, respectively. The borrowing base depends on, among other things, the volumes of our proved reserves and estimated cash flows from these reserves and our commodity hedge positions as well as any other outstanding debt. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, we could be required to immediately repay a portion of the debt outstanding under our credit agreement.

At December 31, 2018, we were obligated to pay a commitment fee on unused amounts of our Amended and Restated Credit Facility of 0.375% to 0.50% per year on the unused portion of the elected commitments, depending on the relative amount of the loan outstanding in relation to the elected commitments. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

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

As of December 31, 2018, we were in compliance with all financial covenants.

As of the date of this filing, we have $35.0 million outstanding, and $505.0 million available under our elected commitments.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2018 is provided in the following table:

	Payments Due by Period for the Year Ending December 31,
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Senior notes—principal	$—	$—	$—	$—	$—	$500,000	$500,000
Senior notes—interest (1)	29,375	29,375	29,375	29,375	29,375	73,438	220,313
Operating leases (2)	1,547	1,539	1,553	1,559	1,589	7,378	15,165
Service and purchase contracts (3)	7,598	1,285	750	—	—	—	9,633
Rig contracts (4)	36,805	31,897	—	—	—	—	68,702
Frac fleet contracts (5)	63,135	—	—	—	—	—	63,135
Total	$138,460	$64,096	$31,678	$30,934	$30,964	$580,816	$876,948

(1)	Interest represents the scheduled cash payments on the Senior Notes.

(2)	Primarily relates to the lease of our corporate office.

(3)	Primarily relates to a coiled tubing service agreement and a retail power purchase agreement.

(4)
Relates to seven drilling rigs under contract as of December 31, 2018. If we were to terminate these contracts at December 31, 2018, we would be required to pay early termination penalties of approximately $37.7 million.

In January 2019, two of the seven rigs were released, which resulted in early termination penalties of $0.3 million. Of these two rigs that were released, one was on a well-to-well contract, while the other was contractually obligated through August 2019. Included in the contractual obligations table above is $0.3 million that represents the obligations for these two rigs to finish the wells they were drilling as of December 31, 2018.

(5)
Relates to two frac fleets under contract at December 31, 2018. In the first quarter of 2019, the Company terminated one of the frac fleet contracts. As a result, the Company paid a termination fee of $3.2 million in 2019. Excluding the canceled contract, our contractual obligation for the remaining frac fleet contract is $32.4 million. The remaining frac fleet under contract at does not contain any early termination fees.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated and combined financial statements. Our more significant accounting policies and estimates include: impairment of oil and natural gas properties, oil, natural gas and NGL reserve quantities and standardized measure of discounted future net cash flows, derivative instruments and income taxes. We provide an expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated and combined financial statements.

A complete list of our significant accounting policies is described in Note 2, Significant Accounting Policies and Related Matters, to our consolidated and combined financial statements for the year ended December 31, 2018.

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

Unproved properties are periodically assessed for impairment on a property-by-property basis. We evaluate significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage and record impairment expense for any decline in value or expectation that the unproved property will expire unused.

Oil, Natural Gas and NGL Reserve Quantities and Standardized Measure of Discounted Future Net Cash Flows

We engage Ryder Scott, our independent petroleum engineer, to prepare our total estimated proved reserves. We expect proved reserve estimates will change as additional information becomes available and as commodity prices and operating and capital costs change. We evaluate and estimate our proved reserves internally each quarter and Ryder Scott estimates our proved reserves annually. Reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. The estimates of proved reserves are based upon the use of technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. Standard engineering and geoscience methods, such as reservoir modeling, performance analysis, volumetric analysis and analogy, which are considered to be appropriate and necessary to establish reserve quantities and reserve categorization that conform to SEC definitions and rules and regulations, are also used. As in all aspects of oil and natural gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, these estimates necessarily represent only informed professional judgment.

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

It should not be assumed that the standardized measure included in this report as of December 31, 2018 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the 2018 standardized measure on the 12-month unweighted average of the first-day-of-the-month pricing for oil and natural gas and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See “Item 1A. Risk Factors” and “Item 1 and 2. Business and Properties” for additional information regarding estimates of proved reserves.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2018. Please read Note 10, Commitments and Contingencies, included in notes to the consolidated and combined financial statements included elsewhere in this report, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

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

The following table shows how hypothetical changes in the realized prices we receive for our commodity sales would have impacted revenue for the year ended December 31, 2018:

			Sensitivity Analysis
(in thousands)	Revenue	% of Total	Change in Realized Prices	Impact on Revenue
Oil	$539,802	93%	+ / - 10% per barrel	+ / -	$53,980
Natural gas	9,136	1%	+ / - 10% per Mcf	+ / -	$914
NGL	31,956	6%	+ / - 10% per barrel	+ / -	$3,196
Total (1)	$580,894	100%

(1)	Our oil, natural gas and NGL revenues do not include the effects of derivatives instruments.

To reduce our exposure to changes in the prices of commodities, we have entered into, and may in the future enter into, commodity derivative instruments for a portion of our oil production for the years 2019 and 2020. The agreements entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil production over a fixed period of time. Our commodity derivative instruments are recorded at fair value and thus changes to the future commodity prices will have an impact on net income. During the year ended December 31, 2018, we recorded a gain on derivatives of $119.3 million, compared to a loss of $42.6 million for the same period from 2017.

The fair value of our derivative instruments is determined based on valuation models. We did not change our valuation method for our derivative instruments during the year ended December 31, 2018.The following table reconciles the changes that occurred in the fair values of our derivative instruments from December 31, 2017 to December 31, 2018:

Commodity Derivative Instruments
(in thousands)	Net Assets (Liabilities)
Fair value of open contracts at December 31, 2017	$(52,851)
Gain (loss) on commodity derivatives	119,338
Net cash payments on settled derivatives	34,134
Fair value of open contracts at December 31, 2018	$100,621

The following table sets forth the hypothetical impact on the fair value of our net oil derivative asset of $100.6 million as of December 31, 2018, using an average increase or decrease of 10% to the commodity prices:

	Change to Prices
(in thousands)	10% Increase	10% Decrease
Increase (decrease) to net oil derivative asset as of December 31, 2018	$(46,323)	$46,323

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

See Note 3, Derivative Instruments, and Note 9, Fair Value Measurements, to our consolidated and combined financial statements included elsewhere in this report for a summary of our open derivative positions, as well as a discussion of how we determine the fair value of and account for our derivative contracts.

Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. The counterparties to our derivative contracts currently in place have investment grade ratings, and are all lenders under our Amended and Restated Credit Facility.

In addition to credit risk from out derivative counterparties, our remaining principal exposures to credit risk are through receivables resulting from joint interest receivables and receivables from the sale of our oil and natural gas production due to the concentration of our oil and natural gas receivables with a significant customer. The inability or failure of our significant customer to meet its obligation to us or its insolvency or liquidation may adversely affect our financial results. Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We have little ability to control whether these entities will participate in our wells, but have not had historical issues collecting receivables.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates, which affects the amount of interest we pay on certain of our borrowings and the amount of interest we earn on our short-term investments.

As of December 31, 2018, we had no significant investments other than cash and cash equivalents; therefore, we were not exposed to material interest rate risk on investments.

Prior to paying down the outstanding balance on our Amended and Restated Credit Facility to $0 in May 2018, we were exposed to changes in interest rates as a result of our Amended and Restated Credit Facility. As of December 31, 2018, we had $500.0 million aggregate principal of fixed-rate long-term debt outstanding with a fixed interest rate of 5.875%. Although near term changes in interest rates may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss. Therefore, we have no exposure to fluctuating interest rates as of December 31, 2018.

We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. For additional information regarding our debt instruments, refer to Note 4, Debt, to our consolidated and combined financial statements included elsewhere in this report.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control – Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm which also audited our consolidated and combined financial statements as of and for the year ended December 31, 2018, as stated in their report which appears on page F-3 in this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 is incorporated by reference from the information in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.jaggedpeakenergy.com) under “Corporate Governance” within the “Investor Relations” section. We intend to satisfy the disclosure requirement under Item 406(d) of Regulation S‑K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Information as to Item 11 is incorporated by reference from the information in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 is incorporated by reference from the information in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to Item 13 is incorporated by reference from the information in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information as to Item 14 is incorporated by reference from the information in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

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

4.4
Indenture, dated as of May 8, 2018, by and among Jagged Peak Energy LLC, Jagged Peak Energy Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on May 8, 2018).

4.5
Registration Rights Agreement, dated as of May 8, 2018, by and among Jagged Peak Energy Inc., Jagged Peak Energy LLC and J.P. Morgan Securities LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on May 8, 2018).

4.6	Form of 5.875% Senior Note due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 8, 2018).
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

10.2.3
Amendment No. 2, Limited Waiver, Master Assignment, and Agreement to Amended and Restated Credit Agreement, dated as of March 21, 2018, among Jagged Peak Energy LLC, as borrower, the guarantors party named therein, Wells Fargo Bank, National Association, as administrative agent and as issuing lender, the lenders named therein, the assignors named therein, and the assignees named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 10, 2018).

10.2.4
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

10.2.5
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 15, 2018, among Jagged Peak Energy LLC, as borrower, the guarantors party named therein, Wells Fargo Bank, National Association, as administrative agent and as issuing lender, the lenders named therein, the assignors named therein, and the assignees named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 9, 2018).

10.2.6
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of August 9, 2018, among Jagged Peak Energy LLC, as borrower, the guarantors party named therein, Wells Fargo Bank, National Association, as administrative agent and as issuing lender, the lenders named therein, the assignors named therein, and the assignees named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 8, 2018).

10.2.7
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of November 7, 2018, among Jagged Peak Energy LLC, as borrower, the guarantors party named therein, Wells Fargo Bank, National Association, as administrative agent and as issuing lender, the lenders named therein, the assignors named therein, and the assignees named therein (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 (File No. 333-228776-01), filed with the SEC on December 13, 2018).

10.3†
Form of Indemnification Agreement between Jagged Peak Energy Inc. and its Officers and Directors (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on May 12, 2017).

10.4†	Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q filed with the SEC on August 10, 2017).
10.5†	Form of Employment Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed with the SEC on August 10, 2017).
10.6†	Jagged Peak Energy Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 31, 2017).
10.7†	Form of Director Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.8†	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.9†	Form of Employee Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.10†	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.11†	Form of Employee Notice of Grant of Performance Stock Units (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.12†	Form of Employee Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.13†	Form of Series B Restricted Unit Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on April 20, 2017).
10.14†
Separation and Release Agreement, dated as of March 14, 2017, between Jagged Peak Energy Inc. and Gregory S. Hinds (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on May 12, 2017).

10.15†
Separation Agreement and General Release, dated as of February 28, 2018 between J. Jay Stratton, Jr., Jagged Peak Energy Inc., Jagged Peak Energy LLC, and JPE Management Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 28, 2018).

10.16†
Executive Employment Agreement, dated April 3, 2013, between Jagged Peak Energy Management LLC and Joseph. N. Jaggers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-215179), filed with the SEC on December 19, 2016).

10.17†
Separation Agreement and General Release, dated as of March 30, 2018 between Joseph N. Jaggers, III, Jagged Peak Energy Inc., Jagged Peak Energy LLC, and JPE Management Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 4, 2018).

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of KPMG LLP.
*23.2	Consent of Ryder Scott Company, LP.
*31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
**32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*99.1	Ryder Scott Company, LP, Summary of Reserves at December 31, 2018.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Compensatory plan or arrangement.
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

JAGGED PEAK ENERGY INC.
Date:	February 28, 2019	By:	/s/ JAMES J. KLECKNER
			Name:	James J. Kleckner
			Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES J. KLECKNER	Chief Executive Officer and President	February 28, 2019
James J. Kleckner	(Principal Executive Officer)

/s/ ROBERT W. HOWARD	Executive Vice President, Chief Financial Officer	February 28, 2019
Robert W. Howard	(Principal Financial Officer)

/s/ SHONN D. STAHLECKER	Controller	February 28, 2019
Shonn D. Stahlecker

/s/ CHARLES D. DAVIDSON	Chairman	February 28, 2019
Charles D. Davidson

/s/ ROGER L. JARVIS	Director	February 28, 2019
Roger L. Jarvis

/s/ MICHAEL C. LINN	Director	February 28, 2019
Michael C. Linn

/s/ JOHN R. SULT	Director	February 28, 2019
John R. Sult

/s/ S. WIL VANLOH, JR.	Director	February 28, 2019
S. Wil VanLoh, Jr.

/s/ DHEERAJ VERMA	Director	February 28, 2019
Dheeraj Verma

/s/ BLAKE A. WEBSTER	Director	February 28, 2019
Blake A. Webster

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Jagged Peak Energy Inc.:

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Jagged Peak Energy Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated and combined statements of operations, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Denver, Colorado
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Jagged Peak Energy Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Jagged Peak Energy Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated and combined statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated and combined financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated and combined financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Denver, Colorado
February 28, 2019

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,229	$9,523
Accounts receivable	61,186	50,734
Derivative instruments	103,092	—
Other current assets	1,627	806
Total current assets	201,134	61,063
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	1,905,498	1,195,831
Accumulated depletion	(386,883)	(166,592)
Total oil and gas properties, net	1,518,615	1,029,239
Other property and equipment, net	11,670	9,708
Total property and equipment, net	1,530,285	1,038,947
OTHER NONCURRENT ASSETS
Unamortized debt issuance costs	3,704	3,273
Derivative instruments	31,899	26
Other assets	119	119
Total noncurrent assets	35,722	3,418
TOTAL ASSETS	$1,767,141	$1,103,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,762	$382
Accrued liabilities	130,012	132,311
Derivative instruments	23,208	41,782
Total current liabilities	187,982	174,475
LONG-TERM LIABILITIES
Long-term debt	489,239	155,000
Derivative instruments	11,162	11,095
Asset retirement obligations	1,946	811
Deferred income taxes	124,418	57,943
Other long-term liabilities	4,444	4,759
Total long-term liabilities	631,209	229,608
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 213,187,780 shares issued at December 31, 2018; 212,930,655 shares issued at December 31, 2017	2,132	2,129
Additional paid-in capital	856,818	773,674
Retained Earnings (Accumulated deficit)	89,000	(76,458)
Total stockholders' equity	947,950	699,345
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,767,141	$1,103,428
The accompanying Notes are an integral part of these consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Oil sales	$539,802	$241,788	$70,078
Natural gas sales	9,136	9,065	2,213
NGL sales	31,956	15,571	3,068
Other operating revenues	750	888	1,163
Total revenues	581,644	267,312	76,522
OPERATING EXPENSES
Lease operating expenses	42,406	17,874	7,505
Gathering and processing expenses	—	4,424	1,046
Production and ad valorem taxes	34,642	16,120	4,345
Exploration	29	31	2,484
Depletion, depreciation, amortization and accretion	222,355	111,049	40,417
Impairment of unproved oil and natural gas properties	28,198	373	372
General and administrative expenses (including equity-based compensation of $83,346, $442,976 and $0 in 2018, 2017 and 2016, respectively)	122,472	466,067	11,690
Other operating expenses	63	247	649
Total operating expenses	450,165	616,185	68,508
INCOME (LOSS) FROM OPERATIONS	131,479	(348,873)	8,014
OTHER INCOME (EXPENSE)
Gain (loss) on commodity derivatives	119,338	(42,615)	(15,145)
Interest expense, net	(25,152)	(2,861)	(2,629)
Gain on sale of oil and natural gas properties	6,225	—	—
Other, net	43	358	—
Total other income (expense)	100,454	(45,118)	(17,774)
INCOME (LOSS) BEFORE INCOME TAX	231,933	(393,991)	(9,760)
Income tax expense (benefit)	66,475	57,943	—
NET INCOME (LOSS)	165,458	(451,934)	(9,760)
Less: Net loss attributable to Jagged Peak Energy LLC (predecessor)	—	(375,476)	(9,760)
NET INCOME (LOSS) ATTRIBUTABLE TO JAGGED PEAK ENERGY INC. STOCKHOLDERS	$165,458	$(76,458)	$—

Net income (loss) attributable to Jagged Peak Energy Inc. Stockholders per common share:
Basic	$0.78	$(0.36)
Diluted	$0.78	$(0.36)

Weighted average common shares outstanding:
Basic	213,128	212,932
Diluted	213,203	212,932
The accompanying Notes are an integral part of these consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Members' Equity	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity / Members' Equity
		Shares	Amount
BALANCE AT DECEMBER 31, 2015	$294,556	—	$—	$—	$(10,226)	$284,330
Capital contributions	51,542	—	—	—	—	51,542
Net income (loss)	—	—	—	—	(9,760)	(9,760)
BALANCE AT DECEMBER 31, 2016	346,098	—	—	—	(19,986)	326,112
Deemed contribution - incentive unit compensation	364,314	—	—	—	—	364,314
Net income (loss) for the period prior to the corporate reorganization	—	—	—	—	(375,476)	(375,476)
Balance prior to corporate reorganization and initial public offering	710,412	—	—	—	(395,462)	314,950
Issuance of common stock in corporate reorganization	(710,412)	184,605	1,846	313,104	395,462	—
Issuance of common stock in initial public offering, net of offering costs	—	28,333	283	396,708	—	396,991
Equity-based compensation	—	—	—	63,950	—	63,950
Vested stock exchanged for tax withholding	—	(7)	—	(88)	—	(88)
Net income (loss)	—	—	—	—	(76,458)	(76,458)
BALANCE AT DECEMBER 31, 2017	—	212,931	2,129	773,674	(76,458)	699,345
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	—	257	3	(202)	—	(199)
Equity-based compensation	—	—	—	83,346	—	83,346
Net income (loss)	—	—	—	—	165,458	165,458
BALANCE AT DECEMBER 31, 2018	$—	213,188	$2,132	$856,818	$89,000	$947,950
The accompanying Notes are an integral part of these consolidated and combined financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$165,458	$(451,934)	$(9,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion expense	222,355	111,049	40,417
Management incentive unit advance	—	—	(14,712)
Impairment of unproved oil and natural gas properties	28,198	373	372
Exploratory dry hole costs	—	—	1,192
Amortization of debt issuance costs	2,340	606	260
Deferred income taxes	66,475	57,943	—
Equity-based compensation	83,346	442,976	—
(Gain) loss on commodity derivatives	(119,338)	42,615	15,145
Net cash receipts (payments) on settled derivatives	(34,134)	(2,618)	(2,292)
(Gain) on sale of oil and natural gas properties	(6,225)	—	—
Other	(314)	882	(160)
Change in operating assets and liabilities:
Accounts receivable and other current assets	(11,273)	(40,442)	(2,588)
Other assets	—	(3)	11
Accounts payable and accrued liabilities	30,768	17,424	4,198
Net cash provided by operating activities	427,656	178,871	32,083
CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold and acquisition costs	(29,671)	(73,492)	(54,681)
Development of oil and natural gas properties	(706,689)	(523,559)	(139,571)
Other capital expenditures	(5,236)	(2,983)	(1,969)
Proceeds from sale of oil and natural gas properties	8,377	—	796
Net cash used in investing activities	(733,219)	(600,034)	(195,425)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior notes	500,000	—	—
Proceeds from credit facility	165,000	165,000	112,000
Repayment of credit facility	(320,000)	(142,000)	—
Debt issuance costs	(13,531)	(2,362)	(1,220)
Proceeds from issuance of common stock in initial public offering, net of underwriting fees	—	401,625	—
Proceeds from JPE LLC members	—	—	51,542
Costs relating to initial public offering	—	(3,216)	(1,418)
Employee tax withholding for settlement of equity compensation awards	(200)	(88)	—
Net cash provided by financing activities	331,269	418,959	160,904
NET CHANGE IN CASH AND CASH EQUIVALENTS	25,706	(2,204)	(2,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,523	11,727	14,165
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,229	$9,523	$11,727
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest	$23,157	$2,021	$2,190
Cash paid for income taxes	—	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$106,674	$105,401	$36,581
Asset retirement obligations	1,035	600	(100)
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Accrued offering costs	$—	$—	$1,224
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

On January 27, 2017, the Company initiated its IPO of common stock to the public, and its common stock began trading on the New York Stock Exchange. During the IPO, the Company and selling stockholders sold 31,599,334 shares at $15.00 per share, raising $474.0 million of gross proceeds. Of the 31,599,334 shares issued to the public, 28,333,334 shares were sold by the Company, and 3,266,000 shares were sold by the selling stockholders. The gross proceeds of the IPO to the Company, based on the public offering price of $15.00 per share, were approximately $425.0 million, which resulted in net proceeds to the Company of $397.0 million after deducting offering expenses and underwriting discounts and commissions of approximately $28.0 million. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. A portion of the proceeds from the IPO were used to repay the entire outstanding balance on JPE LLC’s credit facility of $142.0 million as of the date the IPO proceeds were received. The remainder of the net proceeds from the IPO were used to fund a portion of the Company’s 2017 capital expenditures program, and for other general corporate purposes.

Basis of Presentation

The accompanying consolidated and combined financial statements include the accounts of Jagged Peak and JPE LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated and combined financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany and intra-company balances and transactions have been eliminated. The consolidated and combined financial statements for periods prior to January 27, 2017 reflect the historical results of JPE LLC, other than the equity-based compensation expense and deferred tax expense, as further described in Notes 5 and 7, respectively.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

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

Fair Value Measurements

The Company’s financial instruments consist of derivative instruments, cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, the senior secured revolving credit facility and the Company’s5.875% senior unsecured notes. The Company’s derivative instruments are measured at fair value on a recurring basis, while the senior secured revolving credit facility and the senior unsecured notes are not recorded at fair value on the consolidated and combined balance sheets. The carrying amounts of the Company’s other financial instruments are considered to be representative of their fair values due to the nature of and short-term maturities of those instruments.

The Company also applies fair value accounting guidance to measure nonfinancial assets and liabilities, such as the acquisition or impairment of oil and gas properties and the inception value of asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. See Note 9, Fair Value Measurements, for further discussion.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash balances held at commercial banks may at times exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any credit losses to date.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) using the modified retrospective approach, which only applied to contracts that were in effect as of the date of adoption. The adoption did not require an adjustment to opening retained earnings for the cumulative effect adjustment and did not impact the Company’s previously reported results of operations, nor its ongoing consolidated and combined balance sheets, statements of cash flow or statements of changes in equity.

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

Accounts Receivable

The Company’s accounts receivable are generated primarily from the sale of oil, natural gas and NGLs to various customers, from the billing of working interest partners for work on wells the Company operates, and from derivative settlements receivable shortly after the balance sheet date. The Company monitors the financial strength of its customers, partners, and counterparties. At December 31, 2018 and 2017, the Company did not have any reserves for doubtful accounts and did not incur any bad debt expense in any period presented.

At December 31, 2018 and 2017, accounts receivable was comprised of the following:

	December 31,
(in thousands)	2018	2017
Oil and gas sales	$40,465	$42,869
Joint interest	14,058	7,860
Other	6,663	5
Total accounts receivable	$61,186	$50,734

Significant Customers

The Company’s share of oil, natural gas and NGL production relates to its operations in the southern Delaware Basin and is sold to a relatively small number of customers. The loss of any single purchaser could materially and adversely affect the Company’s revenues in the short-term; however, the Company believes that the loss of any of its purchasers would not have a long-term material adverse effect on its financial condition and results of operations, as oil and natural gas are fungible products with well-established markets and numerous purchasers.

The following purchasers individually accounted for 10% or more of the Company’s total production revenue during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Trafigura Trading, LLC	85%	78%	57%
Sunoco Partners Marketing	2%	11%	31%

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Other Current Assets

The components of other current assets are shown below:

	December 31,
(in thousands)	2018	2017
Prepaid expenses	$1,626	$607
Other current assets	1	199
Total other current assets	$1,627	$806

Derivative Instruments

The Company uses commodity derivative instruments to manage its exposure to oil and natural gas price volatility. All of the commodity derivative instruments are utilized to manage price risk attributable to the Company’s expected oil production, and the Company does not enter into such instruments for speculative trading purposes. The Company does not designate any derivative instruments as hedges for accounting purposes. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at their estimated fair value. The Company records gains and losses from the change in fair value of derivative instruments in current earnings as they occur. The Company currently does not utilize any derivative instruments to manage exposure to variable interest rates, but may do so in the future.

The cash flow impact of the Company’s derivative activities is reflected as cash flows from operating activities. See Note 3, Derivative Instruments, for a more detailed discussion of the Company’s derivative activities.

Oil and Natural Gas Properties

A summary of the Company’s oil and natural gas properties, net is as follows:

	December 31,
(in thousands)	2018	2017
Proved oil and natural gas properties	$1,746,766	$1,012,321
Unproved oil and natural gas properties	158,732	183,510
Total oil and natural gas properties	1,905,498	1,195,831
Less: Accumulated depletion	(386,883)	(166,592)
Total oil and natural gas properties, net	$1,518,615	$1,029,239

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

Capitalized leasehold costs attributable to proved properties are depleted using the units-of-production method based on proved reserves on a field basis. Capitalized well costs, including asset retirement costs, are depleted based on proved developed reserves on a field basis. For the years ended December 31, 2018, 2017 and 2016, the Company recorded depletion for oil and natural gas properties of $220.3 million, $109.2 million and $39.4 million, respectively. Depletion expense is included in depletion, depreciation, amortization and accretion expense on the accompanying consolidated and combined statements of operations.

Proved oil and natural gas properties are reviewed for impairment when facts and circumstances indicate their carrying value may not be recoverable. The Company estimates the expected future cash flows of oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to estimated fair value. The factors used to determine fair value may include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

capital expenditures and a commensurate discount rate. These assumptions and estimates represent Level 3 inputs, as further discussed in Note 9, Fair Value Measurements. The Company did not record any impairment expense associated with its proved properties during the years ended December 31, 2018, 2017 and 2016.

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

Unproved properties are periodically assessed for impairment on a property-by-property basis. The Company evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage, and records impairment expense for any decline in value. Impairment of unproved properties for leases which have expired, or are expected to expire, was $28.2 million, $0.4 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Impairment of unproved oil and natural gas properties in 2018 primarily resulted from the Company’s ongoing evaluation of its undeveloped Big Tex acreage and the current plan to not drill on certain of these leases before they expire. There were no exploratory dry hole costs incurred in 2018 or 2017. However, during 2016 the Company incurred dry hole costs of $1.2 million related to a vertical test well drilled to an unproductive shallow horizon. Impairments are presented within impairment of unproved oil and natural gas properties, while exploratory dry hole costs are presented within exploration expenses on the consolidated and combined statements of operations.

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

Other Property and Equipment

The following table presents the components of other property and equipment, net:

	December 31,
(in thousands)	2018	2017
Other property and equipment	$16,021	$12,167
Less: Accumulated depreciation	(4,351)	(2,459)
Total other property and equipment, net	$11,670	$9,708

Other property and equipment includes equipment used in drilling and completion activities, the Company’s field office, leasehold improvements, vehicles, IT hardware and software and office furniture, and is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives, which range from 3 to 30 years. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $1.9 million, $1.7 million and $0.9 million, respectively. When property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from the accounting records.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Accrued Liabilities

The components of accrued liabilities are shown below:

	December 31,
(in thousands)	2018	2017
Accrued capital expenditures	$74,688	$102,956
Accrued accounts payable	5,941	8,488
Royalties payable	19,964	6,105
Other current liabilities	29,419	14,762
Total accrued liabilities	$130,012	$132,311

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

Equity-based Compensation

The Company recognizes compensation cost related to equity-based awards granted to employees, members of the Company’s board of directors and nonemployee contractors in the financial statements based on their estimated grant-date fair value. The Company may grant various types of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units (including awards with service-based vesting and market condition-based vesting provisions), stock awards, dividend equivalents and other types of awards. Service-based restricted stock and units are valued using the market price of Jagged Peak’s common stock on the grant date. The fair value of the market condition-based restricted stock units is based on the grant-date fair value of the award utilizing a Monte Carlo valuation model. Compensation cost is recognized ratably over the applicable vesting period and is recognized in general and administrative expense on the consolidated and combined statements of operations. The Company has elected to account for forfeitures in compensation expense as they occur.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Earnings per Share

The Company uses the treasury stock method to determine the potential dilutive effect of restricted stock units and performance stock units.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan for the benefit of all employees at their date of hire. The plan allows eligible employees to contribute a portion of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions for participating employees up to a certain percentage of the employee contributions. Matching contributions totaled approximately $0.7 million, $0.5 million and $0.2 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. Benefits under this plan are available to all employees, and employees are fully vested in the employer contribution upon receipt.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlined a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry-specific guidance. The Company adopted the new standard on January 1, 2018, as described above. The Company implemented the necessary changes to its business processes, systems and controls to support recognition and disclosure of this new standard.

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

	Year Ended December 31, 2018
(in thousands)	Amounts presented on statements of operations	ASC 606 Adjustments	Previous Revenue Recognition Method
Revenues
Oil sales	$539,802	$—	$539,802
Natural gas sales	9,136	3,488	12,624
NGL sales	31,956	11,243	43,199
Other operating revenues	750	—	750
Total revenues	$581,644	$14,731	$596,375

Operating expenses
Gathering and processing expenses	$—	$14,731	$14,731

Net income (loss)	$165,458	$—	$165,458

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

The Company will adopt ASU 2016-02, as amended, using a modified retrospective approach as permitted under ASU 2018-11, which allows the Company to apply the legacy lease guidance and disclosure requirements in the comparative periods presented for the year of adoption. No cumulative-effect adjustment to retained earnings is expected to be recognized upon adoption of ASU 2016-02. As part of the adoption, the Company elected the short-term lease recognition policy election for all leases that qualify, and as such, no right-of-use assets or lease payment liabilities will be recorded on the balance sheet when the term of the lease is less than twelve months. The Company also elected the practical expedient under ASC 2018-01 pertaining to land easements, that allows the new guidance to be applied prospectively to all new or modified land easements and rights-of-way. The implementation of this standard will impact the Company’s current processes and controls, including contract identification and assessment. Additionally, the Company is currently finalizing the implementation of a lease administration software that will support the accounting and disclosure for leases.

Adopting ASU 2016-02 will result in increases to long-term assets, current liabilities and long-term liabilities on its consolidated and combined balance sheets, related to the recognition of new right-of-use assets and lease liabilities, and will require additional disclosures of key information related to its leases in the footnotes to the financial statements. The Company is finalizing its implementation of ASU 2016-02, as amended, and has identified long-term leases for certain asset classes, including drilling rigs, corporate office space and certain office equipment. As of December 31, 2018, the Company’s undiscounted obligations for operating leases and drilling rigs in the Company’s contractual obligations table totaled approximately $83.9 million (see Note 10, Commitments and Contingencies, for additional information).

Financial Instruments: Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the currently required incurred loss methodology with an expected loss methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. The update is intended to provide financial statement users with more useful information about expected credit losses on financial instruments. The amended standard is effective for the Company on January 1, 2020, with early adoption permitted, and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. Historically, the Company's credit losses on oil and natural gas sales receivables and joint interest receivables have been de minimis, and the Company does not believe the adoption of 2016-13 will have a material impact on its consolidated and combined financial statements.

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

The Company’s derivative instruments are carried at fair value on the consolidated and combined balance sheets using Level 2 inputs. The Company estimates the fair value using risk adjusted discounted cash flow calculations. Cash flows are based on published future commodity price curves for the underlying commodity as of the date of the estimate. Due to the volatility of commodity prices, the estimated fair values of the Company’s derivative instruments are subject to fluctuation from period to period, which could result in significant differences between the current estimated fair value and the ultimate settlement price. For more information, refer to Note 9, Fair Value Measurements.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

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

The following table summarizes the Company’s derivative contracts as of December 31, 2018:

Contract Period	Volumes (Bbls)	Wtd Avg Price ($/Bbl)
Oil Swaps: (1)
First quarter 2019	1,890,000	$59.95
Second quarter 2019	1,911,000	$59.95
Third quarter 2019	1,932,000	$59.95
Fourth quarter 2019	1,932,000	$59.95
Total 2019	7,665,000	$59.95
Year ending December 31, 2020	2,928,000	$60.82
Oil Basis Swaps: (2)
First quarter 2019	2,070,000	$(7.17)
Second quarter 2019	2,093,000	$(7.17)
Third quarter 2019	2,300,000	$(4.79)
Fourth quarter 2019	2,300,000	$(4.79)
Total 2019	8,763,000	$(5.92)
Year ending December 31, 2020	9,516,000	$(1.31)

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The oil basis swap differential price is between Cushing–WTI and Midland–WTI.

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

The following table sets forth the components of gain (loss) on commodity derivatives for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Net cash receipts (payments) on settled derivatives	$(34,134)	$(2,618)	$(2,292)
Gain (loss) from the change in fair value of open derivative contracts, net	153,472	(39,997)	(12,853)
Gain (loss) on commodity derivatives	$119,338	$(42,615)	$(15,145)

The Company’s derivative contracts are carried at their fair value on the Company’s consolidated and combined balance sheets, and are subject to industry standard master netting arrangements, which allow the Company to offset recognized asset

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

and liability fair value amounts on contracts with the same counterparty. The Company’s policy is to not offset these positions in its consolidated and combined balance sheets.

The following tables present the amounts and classifications of the Company’s commodity contract derivative assets and liabilities as of December 31, 2018 and 2017 (in thousands):

As of December 31, 2018:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$103,092	$(18,815)	$84,277
Commodity contracts	Noncurrent assets - derivative instruments	31,899	(9,668)	22,231
Total assets		$134,991	$(28,483)	$106,508
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$23,208	$(18,815)	$4,393
Commodity contracts	Noncurrent liabilities - derivative instruments	11,162	(9,668)	1,494
Total liabilities		$34,370	$(28,483)	$5,887

As of December 31, 2017:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$—	$—	$—
Commodity contracts	Noncurrent assets - derivative instruments	26	(26)	—
Total assets		$26	$(26)	$—
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$41,782	$—	$41,782
Commodity contracts	Noncurrent liabilities - derivative instruments	11,095	(26)	11,069
Total liabilities		$52,877	$(26)	$52,851

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

At December 31, 2018, the Company had commodity derivative contracts with six counterparties, all of which were lenders under the Company’s Amended and Restated Credit Facility (as defined in Note 4, Debt) and all of which had investment grade credit ratings. These counterparties accounted for all the Company’s counterparty credit exposure related to commodity derivative assets.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Note 4—Debt

The Company’s debt consisted of the following at December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Senior secured revolving credit facility	$—	$155,000
5.875% senior unsecured notes due 2026	500,000	—
Debt issuance costs on senior unsecured notes	(10,761)	—
Total long-term debt	$489,239	$155,000

Senior Secured Revolving Credit Facility

In June 2015, the Company entered into a five-year senior secured revolving credit facility. At December 31, 2017, the credit facility, as amended (the “Amended and Restated Credit Facility”), had a borrowing base of $425.0 million, with $155.0 million outstanding under the credit facility, and $270.0 million in unused borrowing capacity. The weighted average interest rate as of December 31, 2017 was 3.68%. During the year ended December 31, 2017, JPE LLC capitalized $0.3 million of interest.

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

In June 2018, the Company entered into Amendment No. 3 to the Amended and Restated Credit Facility which increased the amount of production volumes the Company is permitted to hedge up to 85% of forecasted future production for up to 36 months in the future, and up to the greater of 75% of production from its proved reserves and 60% of its reasonably anticipated forecasted production for 37 to 60 months in the future, provided that no hedges have a term beyond five years.

In August 2018, the Company entered into Amendment No. 4 to the Amended and Restated Credit Facility, which increased the borrowing base to $825.0 million, and the Company increased its elected commitments to $540.0 million.

In November 2018, the Company entered into Amendment No. 5 to the Amended and Restated Credit Facility, which increased the borrowing base to $900.0 million while the elected commitments remained at $540.0 million.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

the credit agreement) for the last 12 months ending on the last day of that fiscal quarter, of not greater than 4.0 to 1.0.

As of December 31, 2018, the Company was in compliance with its financial covenants.

As of December 31, 2018, there were no outstanding amounts under the Amended and Restated Credit Facility, and $540.0 million of elected commitments available. During the year ended December 31, 2018, the Company capitalized $1.2 million of interest.

5.875% Senior Unsecured Notes due 2026

On May 8, 2018, JPE LLC issued $500.0 million aggregate principal amount of 5.875% senior unsecured notes that mature on May 1, 2026 (the “Senior Notes”) in a 144A private placement that was exempt from registration under the Securities Act. Interest is payable on the Senior Notes semi-annually in arrears on each May 1 and November 1, which commenced on November 1, 2018. The Senior Notes resulted in net proceeds to the Company of $488.3 million, net of offering expenses. A portion of such proceeds was used to repay the entire outstanding balance under the Amended and Restated Credit Facility of $320.0 million as of the date the Senior Notes proceeds were received. The remainder of the net proceeds were used to fund a portion of the Company’s 2018 capital program and for other general corporate purposes.

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

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers, dated May 8, 2018, to allow holders of the unregistered Senior Notes to exchange the unregistered Senior Notes for registered notes that have substantially identical terms. On December 13, 2018, the Company filed a registration statement on Form S-4 (the “S-4 Registration Statement”) with the SEC with respect to an offer to exchange the Senior Notes for registered, publicly tradable notes that have terms identical in all material respects to the Senior Notes (except that the exchange notes do not contain any transfer restrictions) (the “Exchange Offer”). On January 31, 2019, the Company filed Amendment No. 1 to the S-4 Registration Statement with respect to the Exchange Offer. On February 5, 2019, the S-4 Registration was declared effective by the SEC and the Company commenced the Exchange Offer. The Exchange Offer is expected to close in the first quarter of 2019.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Equity-based compensation expense, which is recorded in general and administrative expense in the accompanying consolidated and combined statements of operations, was as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Incentive unit awards	$76,442	$439,411	$—
Restricted stock unit awards	3,873	1,616	—
Performance stock unit awards	2,530	1,497	—
Restricted stock unit awards issued to nonemployee directors	501	452	—
Total equity-based compensation expense	$83,346	$442,976	$—

Incentive Unit Awards

In connection with its formation in April 2013, JPE LLC established an incentive pool plan, whereby JPE LLC granted MIUs to employees and selected other participants. The MIUs were considered “profits interests” that participated in certain events whereupon distributions would be made to MIU holders (only after certain return thresholds were achieved by the capital interests) following a qualifying initial public offering, sale, merger or other qualifying transaction involving the units or assets of JPE LLC (“Vesting Event”).

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

The shares of common stock transferred to Management Holdco are accounted for under ASC 718, Compensation–Stock Compensation, and generally vest over three years, beginning at the date of allocation. During the year ended December 31, 2018, the Company recognized $76.4 million of equity-based compensation expense related to the shares held by Management Holdco, which included $71.3 million of equity-based compensation related to a modification of the service requirements in February 2018 for the incentive unit awards allocated at the IPO (as described further below). For the year ended December 31, 2017, equity-based compensation expense of $443.0 million included (1) $379.0 million related to the vested shares of common stock at the IPO date, all of which was noncash except for $14.7 million related to a management incentive advance payment made in April 2016, and (2) $22.2 million related to a modification in conjunction with a March 2017 separation agreement of a former executive officer. The remaining compensation expense of these awards will be recognized ratably according to the terms of the Management Holdco LLC Agreement. The equity-based compensation relative to these shares of common stock transferred to Management Holdco is not deductible for federal or state income tax purposes.

In February 2018, certain employees notified the Company of their desire to terminate their employment. Under the terms of the Management Holdco LLC Agreement, upon voluntary termination of employment by an incentive unit award holder, the Board of Directors has the discretion to allow outstanding unvested incentive unit awards to immediately vest, to continue to vest post-termination, and/or to be automatically forfeited, or any combination thereof. Any forfeited incentive units would be reallocated to the remaining incentive unit holders employed by the Company. In February 2018, the Board of Directors modified these employees’ unvested incentive units to either immediately accelerate vesting, in the case of retiring employees, or continue to vest post-termination under the original vesting period. The Company determined that these should be accounted for as modifications under ASC 718 in the first quarter of 2018. As a result of these modifications to the service requirements, the Company determined that, for accounting purposes under ASC 718, the incentive unit awards allocated at the IPO no longer met the substantive service condition, and that any previously unrecognized equity-based compensation expense should be recognized immediately. The acceleration of all previously unrecognized equity-based compensation expense for incentive unit awards allocated at the time of the IPO resulted in the recognition of approximately $71.3 million of noncash equity-based compensation expense in the first quarter of 2018. This accounting does not alter the legal service obligations under the Management Holdco LLC Agreement for remaining employees whose awards were not modified. Equity-based compensation expense recognition related to incentive unit awards that were unallocated at the time of the IPO is unaffected.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

A summary of incentive unit award activity for the year ended December 31, 2018 is as follows:

		Weighted Average
		Grant-date
	Incentive Units	Fair Value
Unvested at December 31, 2017	7,755,745	$14.93
Granted	504,628	$13.21
Vested	(2,789,511)	$14.95
Forfeited	(73,307)	$12.21
Unvested at December 31, 2018	5,397,555	$14.79
Compensation costs remaining at December 31, 2018 (in millions)	$5.7
Weighted average remaining period at December 31, 2018 (in years)	2.3

The weighted average grant-date fair value of incentive units was $13.21 in 2018 and $12.45 in 2017. No incentive units were granted prior to the corporate reorganization. The total fair value of incentive units that vested according to the legal service obligations during the year ended December 31, 2018 was $35.4 million, and the fair value that vested from the IPO date to December 31, 2017 was $25.2 million.

At December 31, 2018, there were no remaining unallocated shares of Company common stock held at Management Holdco.

Restricted Stock Unit Awards

Restricted stock unit awards (“RSUs”) vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur through reversal of expense on awards that were forfeited during the period. The grant-date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant.

A summary of RSU award activity for the year ended December 31, 2018 is as follows:

		Weighted Average
		Grant-date
	RSUs	Fair Value
Unvested at December 31, 2017	582,973	$12.44
Granted	716,734	$12.57
Vested	(272,678)	$12.40
Forfeited	(155,910)	$12.51
Unvested at December 31, 2018	871,119	$12.55
Compensation costs remaining at December 31, 2018 (in millions)	$7.9
Weighted average remaining period at December 31, 2018 (in years)	2.1

The weighted average grant-date fair value of RSUs was $12.57 in 2018 and $12.45 in 2017. No RSUs were granted prior to 2017. The total fair value of RSUs that vested during the year ended December 31, 2018 was $3.4 million, while no RSUs vested prior to 2018.

Of the 716,734 RSUs granted during 2018, nonemployee directors received 30,753 at a weighted average grant-date fair value of $13.17. The remaining compensation costs at December 31, 2018 for these nonemployee director RSUs was $0.1 million, with a weighted average remaining period of 0.3 years.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Performance Stock Unit Awards

The Company grants performance stock unit awards (“PSUs”) to certain of its officers, which vest based on continuous employment and satisfaction of a performance metric based on the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of a peer group of companies over an approximate three-year performance period. The number of shares which may ultimately be earned ranges from zero to 200% of the PSUs granted. Expense related to these PSUs is recognized on a straight-line basis over approximately three years. All compensation cost related to the market-based awards will be recognized if the requisite service period is fulfilled, even if the market condition is not achieved.

A summary of PSU award activity for the year ended December 31, 2018 is as follows:

		Weighted Average
		Grant-date
	PSUs	Fair Value
Unvested at December 31, 2017	398,566	$16.32
Granted	546,319	$16.23
Vested	—	$—
Forfeited	(253,522)	$16.32
Unvested at December 31, 2018	691,363	$16.25
Compensation costs remaining at December 31, 2018 (in millions)	$7.2
Weighted average remaining period at December 31, 2018 (in years)	1.9

The weighted average grant-date fair value of PSUs was $16.23 in 2018 and $16.32 in 2017. No PSUs were granted prior to 2017 and no PSUs vested in 2018 or 2017.

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

The three-year performance period for the PSUs granted during the years ended December 31, 2018 and 2017 ends December 31, 2020 and December 31, 2019, respectively. The following table presents information regarding the weighted average fair value for the PSUs granted in 2018 and 2017, including the assumptions used to determine the fair values:

	Years Ended December 31,
	2018	2017
Dividend yield	—%	—%
Volatility	37.3%	55.7%
Risk-free interest rate	2.34%	1.34%

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

For the year ended December 31, 2017, the Company’s EPS calculation includes only the net loss for the period subsequent to the corporate reorganization and IPO and omits income or loss prior to these events. In addition, the basic weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from January 27, 2017 to December 31, 2017.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Year Ended	From January 27, 2017, to
(in thousands, except per share amounts)	December 31, 2018	December 31, 2017
Net income (loss) attributable to Jagged Peak Energy Inc. stockholders	$165,458	$(76,458)

Basic weighted average shares outstanding	213,128	212,932
Dilutive restricted stock units	75	—
Dilutive performance stock units	—	—
Diluted weighted average shares outstanding	213,203	212,932

Net income (loss) per common share:
Basic	$0.78	$(0.36)
Diluted	$0.78	$(0.36)

The following table presents the weighted average number of outstanding equity awards that have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive:

	Year Ended	From January 27, 2017, to
(in thousands)	December 31, 2018	December 31, 2017
Number of antidilutive units: (1)
Antidilutive restricted stock units	217	411
Antidilutive performance stock units	585	523

(1)	When the Company incurs a net loss, all outstanding equity awards are excluded from the calculation of diluted loss per common share because the inclusion of these awards would be antidilutive.

Note 7—Income Taxes

JPE LLC was organized as a limited liability company and treated as a pass-through entity for federal income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. Accordingly, provision for federal and state corporate income taxes were made for the operations of the Company following January 27, 2017 in the accompanying consolidated and combined financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the change in tax status as a result of the corporate reorganization, the Company established an $80.7 million provision for deferred income taxes, which was recognized as tax expense from continuing operations.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, among other things, (i) permanently reduced the U.S. corporate income tax rate to 21%, (ii) repealed the corporate alternative minimum tax, (iii) imposed new limitations on the utilization of net operating losses and eliminated their carryforward restrictions and (iv) provided for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense. In addition, the Tax Act preserved deductibility of intangible drilling costs and provided for 100% bonus depreciation on tangible personal property expenditures through 2022. The bonus depreciation percentage is phased down from 100% beginning in 2023 to 0% for years after 2026.

The SEC issued rules that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the impact of the Tax Act on a company's financial statements. The Company's accounting for the effects of the tax rate change on its deferred tax balances as well as other relevant aspects of the Tax Act was completed as of December 31, 2017 and no provisional amounts were recorded at year-end 2017 that were later adjusted in 2018. Future interpretations relating to the passage of the Tax Act which vary from the Company’s current interpretation, and possible changes to state tax laws in response to the recently enacted federal legislation, may have a significant effect on the Company’s future taxable position. The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

The components of the Company’s provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Current income tax expense:
Federal	$—	$—
State	—	—
	—	—
Deferred income tax expense:
Federal	64,364	56,350
State	2,111	1,593
	66,475	57,943
Provision for income taxes	$66,475	$57,943

A reconciliation of the income tax expense calculated at the federal statutory rate to the total income tax expense is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Income (loss) before income taxes	$231,933	$(393,991)
Less: loss before income taxes prior to corporate reorganization	—	(375,476)
Income (loss) before income taxes subsequent to corporate reorganization	$231,933	$(18,515)

Income tax expense (benefit) at the federal statutory rate	$48,706	$(6,480)
Nondeductible equity-based compensation (1)	15,614	20,781
State income taxes, net of federal benefit	2,111	199
Other permanent differences	44	21
Income tax expense relating to change in tax status	—	80,704
Federal tax reform changes - the Tax Act (2)	—	(37,282)
Income tax expense (benefit)	$66,475	$57,943
Effective tax rate	28.7%	(14.7)%

(1)
The equity-based compensation related to shares of common stock transferred to Management Holdco is not deductible for federal or state income tax purposes. See Note 5, Equity-based Compensation, for more information on the shares of common stock transferred to Management Holdco.

(2)	The Tax Act reduced the U.S. federal statutory rate from 35% to 21% beginning in 2018.

Prior to the Company’s change in tax status in January 2017, income taxes did not significantly impact the results of operations.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

The components of the Company’s deferred income tax assets and liabilities are as follows:

(in thousands)	December 31, 2018	December 31, 2017
Deferred income tax assets:
Commodity derivatives	$—	$11,412
Equity-based compensation	1,963	928
Net operating loss carryforwards	19,788	16,093
Other	3,026	1,726
	24,777	30,159
Deferred income tax liabilities:
Oil and natural gas properties	127,468	88,102
Commodity derivatives	21,727	—
	149,195	88,102
Net deferred income tax assets (liabilities)	$(124,418)	$(57,943)

The Company had U.S. net operating losses of approximately $94.2 million, of which approximately $75.5 million expire in 2037 and $18.8 million are limited to 80% of taxable income per year and will not expire. Deferred tax assets are reduced by a valuation allowance if the Company believes it is more likely than not such deferred tax assets will not be realized. The Company periodically assesses its deferred tax assets for realizability and, as a result of such assessment, determined as of December 31, 2018 sufficient evidence existed to indicate it is more likely than not that its deferred tax assets will be realized.

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. That Company gives financial statement recognition to those tax provisions that it believes are more likely than not to be sustained upon examination by the Internal Revenue Service or other government agency. As of December 31, 2018, the Company did not have any accrued liability for unrecognized tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. At December 31, 2018, the Company has made no provisions for interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, Texas and Colorado. There are currently no federal or state income tax examinations underway. The Company’s U.S. federal income tax returns remain open to examination by the taxing authorities for tax years 2015 through 2017, and its Texas and Colorado tax returns remain open to examination for the years 2014 through 2017.

Note 8—Asset Retirement Obligations

The following table summarizes the changes in the carrying amount of the ARO liabilities for the years ended December 31, 2018 and 2017. Any ARO classified as current is included in accrued liabilities on the consolidated and combined balance sheets.

(in thousands)	2018	2017
Asset retirement obligations at January 1,	$929	$448
Liabilities incurred and assumed	718	590
Liability settlements and disposals	(33)	(190)
Revisions of estimated liabilities	335	9
Accretion	123	72
Asset retirement obligations at December 31,	2,072	929
Less current portion of asset retirement obligations	(126)	(118)
Long-term asset retirement obligations	$1,946	$811

In 2018 and 2017, the Company recognized revisions of estimated liabilities totaling $0.3 million and $9 thousand, respectively, which were due to changes in estimated abandonment timing and costs.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Note 9—Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Certain financial assets and liabilities, such as derivative instruments, are measured at fair value on a recurring basis. Nonfinancial assets and liabilities, such as the initial measurement of ARO liabilities and oil and natural gas properties upon acquisition or impairment, are recognized at fair value on a nonrecurring basis.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Reclassifications of fair value among Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers among Level 1, Level 2 or Level 3 during the year ended December 31, 2018.

Assets and liabilities measured on a recurring basis

Certain assets and liabilities are reported at fair value on a recurring basis. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Level 2
(in thousands)	December 31, 2018	December 31, 2017
Assets from commodity derivative contracts	$134,991	$26
Liabilities due to commodity derivative contracts	$34,370	$52,877

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

Fair Value of Other Financial Instruments

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated and combined balance sheets:

	December 31, 2018		December 31, 2017
(in thousands)	Principal Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Senior secured revolving credit facility	$—	$—	$155,000	$155,000
5.875% senior unsecured notes due 2026	$500,000	$466,250	$—	$—

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

The fair value of the Amended and Restated Credit Facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes at December 31, 2018 was based on the quoted market price and is classified as Level 1 in the fair value hierarchy.

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

Unproved oil and natural gas properties. Unproved oil and natural gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. To measure the fair value of the unproved properties, the Company uses a market approach and takes into account future development plans, remaining lease term, drilling results and reservoir performance. These assumptions and estimates represent Level 3 inputs.

The following table sets forth the noncash impairments of both proved and unproved properties for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Proved oil and natural gas property impairments	$—	$—	$—
Unproved oil and natural gas property impairments (1)	28,198	373	372
	$28,198	$373	$372

(1)
Impairment of unproved oil and natural gas properties in 2018 primarily resulted from the Company’s ongoing evaluation of its undeveloped Big Tex acreage and the current plan to not drill on certain of these leases before they expire. Impairment of unproved oil and natural gas properties in 2017 and 2016 resulted from expirations of certain undeveloped leases.

Asset retirement obligations. The inception value and new layers resulting from upward revisions of the Company’s ARO liabilities are also measured at fair value on a nonrecurring basis. The inputs used to determine such fair value are based primarily on the present value of estimated future cash outflows. Given the unobservable nature of these inputs, they represent Level 3 inputs.

JAGGED PEAK ENERGY INC.
Notes to Consolidated and Combined Financial Statements

Note 10—Commitments and Contingencies

Commitments

The table below shows the Company’s future minimum payments under noncancelable operating leases and other commitments as of December 31, 2018:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$1,547	$1,539	$1,553	$1,559	$1,589	$7,378	$15,165
Service and purchase contracts (1)	7,598	1,285	750	—	—	—	9,633
Rig contracts	36,805	31,897	—	—	—	—	68,702
Frac fleet contracts	63,135	—	—	—	—	—	63,135
Total	$109,085	$34,721	$2,303	$1,559	$1,589	$7,378	$156,635

(1)	Primarily relates to a retail power purchase agreement.

Operating lease commitments

The Company leases office space in Denver, Colorado. The Company’s corporate office lease in Denver expires in 2028. In connection with this lease, the Company received $4.7 million of lease incentives primarily related to tenant improvements, which is recorded within other long-term liabilities on the consolidated and combined balance sheets. The lease incentive liability is amortized on a straight-line basis as a reduction to rent expense over the lease term. The tenant improvements are depreciated over the shorter of the useful life of the asset or the life of the lease. The Company also leases certain office equipment under operating leases, which expire over the next five years.

Rent expense with respect to these lease commitments was approximately $2.3 million, $0.9 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Drilling rig commitments

At December 31, 2018, the Company had seven operated drilling rigs running. If the Company were to terminate all of its drilling rig contracts at December 31, 2018, it would be required to pay early termination penalties of $37.7 million. In January 2019, two of the seven rigs were released, which resulted in early termination penalties of $0.3 million. Of these two rigs that were released, one was on a well-to-well contract, while the other was contractually obligated through August 2019. Included in the commitments table above is $0.3 million that represents the obligations for these two rigs to finish the wells they were drilling as of December 31, 2018.

Frac fleet commitments

At December 31, 2018, the Company had two frac fleets under contract through December 31, 2019. In the first quarter of 2019 the Company terminated one of the frac fleet contracts. As a result, the Company paid a termination fee of $3.2 million in 2019. The remaining frac fleet under contract at December 31, 2018 does not contain early termination fees.

Minimum volume commitments

In November 2018, the Company entered into a 5-year oil marketing agreement that is expected to take effect at the commencement of commercial operations on the Cactus II pipeline and will link a portion of the Company’s oil production to Gulf Coast pricing. This agreement specifies a minimum gross volume commitment of 30,000 barrels of oil per day. If the Company is not able to provide the contractual quantity to the buyer, it would be subject to a deficiency payment relative to a price difference on the deficient volume. Based on its current and projected production levels, the Company does not believe a deficiency payment will be required under this agreement.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both December 31, 2018 and 2017, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Note 11—Related Party Transactions

Quantum employs certain members of the Company’s board of directors and had significant capital interests in JPE LLC. As of December 31, 2018, Quantum owns 68.6% of the Company’s common stock.

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

Quantum also owns a 62.0% interest in Phoenix Lease Services, LLC (“Phoenix”), and an indirect interest in Trident Water Services, LLC (“Trident”), a wholly owned subsidiary of Phoenix. The Company regularly leases frac tanks and other oil field equipment from Phoenix, and regularly uses water transfer services provided by Trident. The Company is under no obligation to use either provider, and both provide services only when selected as a vendor through the Company’s normal bidding process.

The following table summarizes fees paid to Oryx, Phoenix and Trident for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Oryx via 3rd party shipper (1)	$23,239	$10,058	$2,125
Oryx (2)	$894	$798	$1,765
Phoenix (3)	$364	$366	$338
Trident (3)	$464	$236	$590

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

At December 31, 2018 and 2017, the Company had outstanding payables to these related parties of $2.6 million and $1.8 million, respectively.

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

Capitalized Costs Relating to Oil and Gas Producing Activities

Aggregate capitalized costs related to the Company’s oil and natural gas producing activities at December 31, 2018 and 2017 were as follows:

	December 31,
(in thousands)	2018	2017
Proved property	$1,746,766	$1,012,321
Unproved property	158,732	183,510
	1,905,498	1,195,831
Accumulated depletion, depreciation and amortization	(386,883)	(166,592)
Net capitalized costs	$1,518,615	$1,029,239

Costs Incurred for Oil and Gas Activities

Costs incurred for the Company’s oil and natural gas activities for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Acquisition costs:
Proved property	$2,401	$—	$7,482
Unproved property	27,354	70,693	50,570
Development costs (1)	711,010	595,854	155,397
Exploration costs	29	31	1,673
Total costs incurred	$740,794	$666,578	$215,122

(1)
Includes amounts related to estimated asset retirement costs of $1.1 million, $0.6 million and $22 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. The increase to the Company’s asset retirement estimate for the year ended December 31, 2018, as compared to 2017, is primarily due to the estimated abandonment costs on the 48.0 net wells that began producing during 2018, as well as changes in estimated abandonment timing.

Oil and Natural Gas Reserve Quantities

The Company’s proved oil and natural gas reserves are all located in the United States, within the Delaware Basin, a sub-basin of the Permian Basin of West Texas. All of the estimates of proved reserves at December 31, 2018, 2017 and 2016 are based on reports prepared by Ryder Scott Company, LP, the Company’s independent petroleum engineers. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e. costs as of the date the estimate is made). A variety of methodologies are used to determine the Company’s proved reserve estimates. The primary methodologies used are decline curve analysis, advanced production type curve matching, petrophysics/log analysis and analogy. Some combination of these methods is used to determine reserve estimates across substantially all the Company’s properties. Reserve estimates are inherently imprecise and estimates of undeveloped locations are more imprecise than estimates of established proved producing locations. Accordingly, the Company’s reserve estimates are expected to change as future information becomes available.

Proved oil and natural gas reserves were calculated based on the prices for oil and natural gas during the 12-month period before the reporting date, determined as the unweighted average of the first-day-of-the-month pricing. For oil and NGL volumes, the benchmark WTI posted price is adjusted for quality and regional price differentials. For natural gas volumes, the Henry Hub spot price is adjusted for energy content and regional price basis differentials. This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows.

Supplemental Oil and Natural Gas Disclosures (Unaudited)

The following table summarizes the average adjusted product prices for 2018, 2017 and 2016:

	2018	2017	2016
Oil price per Bbl	$58.35	$48.26	$39.33
Natural gas price per Mcf	$2.23	$2.59	$2.22
NGL price per Bbl	$34.21	$26.69	$15.48

In addition, the SEC requires that reserves classified as proved undeveloped (“PUDs”) be capable of conversion into proved developed within five years of classification unless specific circumstances justify a longer time. The Company’s development plans at December 31, 2018 related to scheduled drilling over the next five years are subject to many uncertainties and variables, including availability of capital, future oil and natural gas prices, cash flows from operations, future drilling costs, demand for oil and natural gas and other economic factors.

The following table presents a summary of changes in the Company’s estimated proved reserves for each of the years in the three-year period ended December 31, 2018:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Total (MBoe)
Proved reserves:
Balance December 31, 2015	10,493	6,157	1,491	13,011
Acquisitions of reserves	340	430	54	466
Extensions, discoveries and other additions, including infill reserves in an existing proved field	20,314	13,663	2,653	25,244
Revisions of previous estimates	1,035	353	56	1,149
Sales of reserves	(75)	(132)	(24)	(121)
Production	(1,701)	(952)	(194)	(2,054)
Balance December 31, 2016	30,406	19,519	4,036	37,695
Extensions, discoveries and other additions, including infill reserves in an existing proved field	41,172	33,790	5,015	51,819
Revisions of previous estimates	(1,542)	3,546	(8)	(960)
Production	(4,979)	(3,601)	(617)	(6,196)
Balance December 31, 2017	65,057	53,254	8,426	82,358
Acquisitions of reserves	488	417	71	629
Extensions, discoveries and other additions, including infill reserves in an existing proved field	27,977	22,798	3,919	35,696
Revisions of previous estimates	7,801	12,037	2,885	12,693
Production	(9,619)	(7,992)	(1,534)	(12,486)
Balance December 31, 2018	91,704	80,514	13,767	118,890
Proved developed reserves:
December 31, 2016	11,916	6,566	1,491	14,501
December 31, 2017	29,325	25,496	4,166	37,739
December 31, 2018	54,542	50,018	8,554	71,432
Proved undeveloped reserves:
December 31, 2016	18,490	12,953	2,545	23,194
December 31, 2017	35,732	27,758	4,260	44,619
December 31, 2018	37,162	30,496	5,213	47,458

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Undrilled locations may be classified as having PUDs only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. As of December 31, 2018, all of the Company’s PUD drilling locations are scheduled to be developed within five years of their initial booking. PUDs include drilling locations that are more than one offset location away from productive wells.

Supplemental Oil and Natural Gas Disclosures (Unaudited)

2018 Activity. Total proved reserves increased by 36.5 MMBoe in 2018 primarily due to the following:

Extensions, discoveries and other, including infill reserves in an existing proved field. Proved reserves increased by 35.7 MMBoe due to the Company’s 2018 drilling program and the addition of 39.0 net PUD locations, both of which are associated with the Company’s infill drilling activities.

Revisions of previous estimates. Prior estimates of proved reserves were revised upward by 12.7 MMBoe as follows:

(in MBoe)
Revisions due to changes in prices	1,867
Revisions due to cost updates	1,933
Revisions due to performance	11,227
Removal of PUDs no longer in the five-year development plan (1)	(2,334)
Total net revisions of previous estimates	12,693

(1)
Associated with three wells that were transferred out of PUDs to unproved reserves because they are no longer expected to be developed within five years of the date of their initial recognition due to changes in the capital program in certain areas.

2017 Activity. Total proved reserves increased by 44.7 MMBoe in 2017 primarily due to the following:

Extensions, discoveries and other, including infill reserves in an existing proved field. Proved reserves increased by 51.8 MMBoe of proved reserves that resulted entirely from extensions and discoveries on the Company’s properties due to the Company’s 2017 drilling program and the addition of 45.0 net PUD locations.

Revisions of previous estimates. Prior estimates of proved reserves were revised downward by 1.0 MMBoe as follows:

(in MBoe)
Revisions due to changes in prices	650
Revisions due to cost updates	(2,221)
Revisions due to performance	610
Total net revisions of previous estimates	(961)

2016 Activity. Total proved reserves increased by 24.7 MMBoe in 2016 primarily due to the following:

Extensions, discoveries and other, including infill reserves in an existing proved field. Proved reserves increased by 25.2 MMBoe that resulted wholly from extensions and discoveries on the Company’s properties due to the Company’s drilling program and the addition of 23.9 net PUD locations.

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

The 10% annual discount rate was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves and is prescribed by GAAP.

Supplemental Oil and Natural Gas Disclosures (Unaudited)

With regard to the future income taxes, the Company’s predecessor was a limited liability company, therefore a pass-through entity for tax purposes. The effect of future net income taxes has been excluded from the standardized measure of discounted future net cash flows for 2016 as the Company’s predecessor was not subject to federal income taxes. The Company’s predecessor was, however, subject to the Texas franchise tax, which is an entity-level tax at a statutory rate of up to 1.0% of a portion of gross revenue apportioned to Texas.

The following table presents the standardized measure of discounted net cash flows related to proved oil and natural gas reserves as of December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Future cash inflows	$6,001,670	$3,502,239	$1,301,702
Future production costs	(1,646,023)	(1,136,692)	(382,999)
Future development costs	(670,091)	(579,060)	(278,229)
Future income tax expenses	(634,671)	(291,218)	(8,671)
Future net cash flows	3,050,885	1,495,269	631,803
10% annual discount	(1,507,617)	(723,397)	(360,857)
Standardized measure of discounted future net cash flows	$1,543,268	$771,872	$270,946

A summary of principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2018, 2017 and 2016 is as follows:

(in thousands)	2018	2017	2016
Standardized measure of discounted future net cash flows, beginning of period	$771,872	$270,946	$131,721
Sales of oil and natural gas, net of production costs and taxes	(503,847)	(228,006)	(62,453)
Extensions, discoveries and other, including infill reserves in an existing proved field, less related costs	400,998	607,043	160,238
Revisions of previous quantity estimates	245,779	(9,177)	14,315
Net changes in prices and production costs	332,726	125,082	(36,752)
Previously estimated development costs incurred during the period	320,407	121,135	36,996
Changes in estimated future development costs	(29,902)	12,330	1,019
Accretion of discount	91,620	27,539	13,347
Acquisitions of reserves	11,427	—	3,373
Sales of reserves in place	—	—	(1,506)
Net change in taxes	(144,541)	(141,653)	(2,674)
Changes in timing and other	46,729	(13,367)	13,322
Standardized measure of discounted future net cash flows, end of period	$1,543,268	$771,872	$270,946

Supplemental Quarterly Financial Data (Unaudited)

The following tables provide selected quarterly financial data derived from the Company’s consolidated and combined financial statements for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Quarter
2018	First	Second	Third	Fourth
Revenues	$129,053	$158,676	$155,378	$138,537
Operating expenses	151,763	85,505	90,724	122,173
Operating income (loss)	(22,710)	73,171	64,654	16,364
Net income (loss)	(39,403)	45,081	(26,566)	186,346
Earnings per common share
Basic	$(0.18)	$0.21	$(0.12)	$0.87
Diluted	$(0.18)	$0.21	$(0.12)	$0.87

Net income (loss) for each respective quarter includes the following items:

First-quarter 2018:

•
Includes a $71.3 million charge to equity-based compensation related to a modification of the service requirements for the incentive unit awards allocated at the IPO, as discussed in Note 5, Equity-based Compensation.

Third-quarter 2018:

•	Includes a $96.5 million net loss on derivative instruments. Additional information regarding the Company’s derivative instruments can be found in Note 3, Derivative Instruments.

Fourth-quarter 2018:

•	Includes a $229.8 million net gain on derivative instruments. Additional information regarding the Company’s derivative instruments can be found in Note 3, Derivative Instruments.

•	Includes $28.1 million of impairment expense primarily related to certain acreage in the Big Tex area, as discussed in Note 9, Fair Value Measurements.

	Quarter
2017	First	Second	Third	Fourth
Revenues	$39,388	$53,051	$70,451	$104,422
Operating expenses	432,403	48,763	60,168	74,851
Operating income (loss)	(393,015)	4,288	10,283	29,571
Net income (loss)	(465,881)	16,403	(15,219)	12,763
Less: Net loss attributable to Jagged Peak Energy LLC (predecessor)	(375,476)	—	—	—
Net income (loss) attributable to Jagged Peak Energy Inc. Stockholders	(90,405)	16,403	(15,219)	12,763
Earnings per common share (1)
Basic	$(0.42)	$0.08	$(0.07)	$0.06
Diluted	$(0.42)	$0.08	$(0.07)	$0.06

(1)
The Company’s EPS calculation for the first quarter of 2017 includes only the net loss for the period subsequent to the corporate reorganization and IPO, and omits income or loss prior to these events. In addition, the basic weighted average shares outstanding that were used in the calculation of the first quarter 2017 EPS calculation is based on the actual days in which the shares were outstanding for the period from January 27, 2017, to March 31, 2017. See Note 6, Earnings Per Share, for more details.

Net income (loss) for each respective quarter includes the following items:

First-quarter 2017:

•
Includes a $379.0 million charge to equity-based compensation related to MIUs in JPE LLC that vested at the time of the IPO, as discussed in Note 1, Organization, Operations and Basis of Presentation, and Note 5, Equity-based Compensation.

•
Includes $79.1 million of income tax expense related to a change in tax status resulting from the corporate reorganization, which occurred in connection with the IPO. See Note 1, Organization, Operations and Basis of Presentation, and Note 7, Income Taxes, for additional information about the corporate reorganization and the change in tax status.

Supplemental Quarterly Financial Data (Unaudited)

Fourth-quarter 2017:

•	Includes a $58.5 million net loss related to derivative instruments. Additional information regarding the Company’s derivative instruments can be found in Note 3, Derivative Instruments.

•	Includes a $37.3 million income tax benefit related to the impact of the Tax Act, as discussed in Note 7, Income Taxes.