Form 10-Q
period 2019-03-31
Jagged Peak Energy Inc.
filed 2019-05-09
CIK 1685715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	JAG	New York Stock Exchange

The registrant had 213,344,828 shares of common stock outstanding at May 3, 2019.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in or incorporated by reference into this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-looking statements include statements about:

•	our business strategy;

•	our reserves;

•	our drilling prospects, inventories, projects and programs;

•	our intention to replace the reserves we produce through drilling and property acquisitions;

•
our financial strategy, liquidity and capital required for our drilling program, including our assessment of the sufficiency of our liquidity to fund our capital program and the amount and allocation of our capital program in 2019;

•	our expected noncash compensation expenses;

•	our expected pricing and realized oil, natural gas and NGL prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our future drilling plans, including the number of wells anticipated to be brought online in 2019;

•	government regulations and our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties, including our capital budget;

•	our hedging strategy and results;

•	general economic conditions;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this quarterly report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Should one or more of the risks or uncertainties described in the above mentioned Form 10-K or this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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
JAGGED PEAK ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,458	$35,229
Accounts receivable	67,198	61,186
Derivative instruments	13,669	103,092
Prepaid and other current assets	2,572	1,627
Total current assets	89,897	201,134
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	2,060,066	1,905,498
Accumulated depletion	(445,493)	(386,883)
Total oil and gas properties, net	1,614,573	1,518,615
Other property and equipment, net	10,981	11,670
Total property and equipment, net	1,625,554	1,530,285
OTHER NONCURRENT ASSETS
Operating lease right-of-use assets	64,849	—
Derivative instruments	5,414	31,899
Other assets	3,622	3,823
Total noncurrent assets	73,885	35,722
TOTAL ASSETS	$1,789,336	$1,767,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$20,085	$34,762
Accrued liabilities	139,734	130,012
Operating lease liabilities	35,500	—
Derivative instruments	48,326	23,208
Total current liabilities	243,645	187,982
LONG-TERM LIABILITIES
Long-term debt	544,549	489,239
Derivative instruments	11,258	11,162
Asset retirement obligations	2,150	1,946
Deferred income taxes	98,173	124,418
Operating lease liabilities	33,844	—
Other long-term liabilities	—	4,444
Total long-term liabilities	689,974	631,209
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 213,354,886 shares issued at March 31, 2019; 213,187,780 shares issued at December 31, 2018	2,134	2,132
Additional paid-in capital	859,471	856,818
Retained Earnings (Accumulated deficit)	(5,888)	89,000
Total stockholders’ equity	855,717	947,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,789,336	$1,767,141
The accompanying Notes are an integral part of these unaudited consolidated financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES
Oil sales	$123,490	$120,723
Natural gas sales	2,218	2,875
NGL sales	3,878	5,308
Other operating revenues	9	147
Total revenues	129,595	129,053
OPERATING EXPENSES
Lease operating expenses	13,650	9,720
Production and ad valorem taxes	9,302	7,674
Depletion, depreciation, amortization and accretion	59,074	47,977
Impairment of unproved oil and natural gas properties	84	53
General and administrative expenses (including equity-based compensation of $2,934 and $75,678 for the three months ended March 31, 2019 and 2018, respectively)	13,394	86,317
Other operating expenses	3,200	22
Total operating expenses	98,704	151,763
INCOME (LOSS) FROM OPERATIONS	30,891	(22,710)
OTHER INCOME (EXPENSE)
Gain (loss) on commodity derivatives	(143,592)	(4,326)
Interest expense, net	(8,446)	(2,731)
Other, net	14	8
Total other income (expense)	(152,024)	(7,049)
INCOME (LOSS) BEFORE INCOME TAX	(121,133)	(29,759)
Income tax expense (benefit)	(26,245)	9,644
NET INCOME (LOSS)	$(94,888)	$(39,403)

Net income (loss) per common share:
Basic	$(0.44)	$(0.18)
Diluted	$(0.44)	$(0.18)

Weighted average common shares outstanding:
Basic	213,270	213,003
Diluted	213,270	213,003
The accompanying Notes are an integral part of these unaudited consolidated financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	213,188	$2,132	$856,818	$89,000	$947,950
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	167	2	(281)	—	(279)
Equity-based compensation	—	—	2,934	—	2,934
Net income (loss)	—	—	—	(94,888)	(94,888)
BALANCE AT MARCH 31, 2019	213,355	$2,134	$859,471	$(5,888)	$855,717

BALANCE AT DECEMBER 31, 2017	212,931	$2,129	$773,674	$(76,458)	$699,345
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	180	2	(202)	—	(200)
Equity-based compensation	—	—	75,678	—	75,678
Net income (loss)	—	—	—	(39,403)	(39,403)
BALANCE AT MARCH 31, 2018	213,111	$2,131	$849,150	$(115,861)	$735,420
The accompanying Notes are an integral part of these unaudited consolidated financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(94,888)	$(39,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion expense	59,074	47,977
Impairment of unproved oil and natural gas properties	84	53
Amortization of debt issuance costs	586	600
Deferred income taxes	(26,245)	9,644
Equity-based compensation	2,934	75,678
(Gain) loss on commodity derivatives	143,592	4,326
Net cash receipts (payments) on settled derivatives	(2,470)	(15,479)
Other	(78)	(78)
Change in operating assets and liabilities:
Accounts receivable and other current assets	(6,957)	(5,351)
Accounts payable and accrued liabilities	3,352	2,275
Net cash provided by operating activities	78,984	80,242
CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold and acquisition costs	(12,263)	(7,585)
Development of oil and natural gas properties	(149,448)	(185,982)
Other capital expenditures	(689)	(1,270)
Net cash used in investing activities	(162,400)	(194,837)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	55,000	110,000
Debt issuance costs	(76)	(1,523)
Employee tax withholding for settlement of equity compensation awards	(279)	(200)
Net cash provided by financing activities	54,645	108,277
NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,771)	(6,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,229	9,523
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,458	$3,205
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest	$382	$1,947
Cash paid for income taxes	—	—
Cash paid for operating lease liabilities included in cash flows from operating activities	371	—
Cash paid for operating lease liabilities included in cash flows from investing activities	8,874	—
SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITIES
Lease liabilities arising from obtaining right-of-use assets	$73,413	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$99,579	$130,171
Asset retirement obligations	163	230
The accompanying Notes are an integral part of these unaudited consolidated financial statements.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
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

Jagged Peak is a Delaware corporation formed in September 2016, as a wholly owned subsidiary of Jagged Peak Energy LLC (“JPE LLC”), a Delaware limited liability company formed in April 2013. JPE LLC was formed by an affiliate of Quantum Energy Partners (“Quantum”) and former members of Jagged Peak’s management team. Jagged Peak was formed to become the holding company of JPE LLC in connection with Jagged Peak’s initial public offering (the “IPO”). Additional background on the Company, its IPO and details of the ownership of the Company are available in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jagged Peak and JPE LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and should be read in conjunction with the financial statements, summary of significant accounting policies and footnotes included in the 2018 Form 10-K. Accordingly, certain disclosures required by GAAP and normally included in Annual Reports on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the 2018 Form 10-K. All significant intercompany balances and transactions have been eliminated.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

Note 2—Significant Accounting Policies and Related Matters

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2, Significant Accounting Policies and Related Matters, to the Company’s consolidated financial statements in its 2018 Form 10-K, and are supplemented by the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in these notes to the consolidated financial statements.

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

Estimates made in preparing these consolidated financial statements include, among other things, (1) oil and natural gas reserve quantities, which impact depletion of oil and natural gas properties and impairment of proved oil and natural gas properties, (2) impairment of unproved oil and natural gas properties, which includes assumptions about future development and lease renewal, commodity price outlooks and prevailing market rates, (3) accrued operating and capital costs, (4) asset retirement obligation timing and costs, (5) lease terms and incremental borrowing rates, (6) fair value of equity-based compensation, (7) fair value of derivative instruments, (8) deferred income taxes and (9) disclosure of commitments and contingencies. Changes in these estimates and assumptions could have a significant impact on results in future periods.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

Revenue Recognition

Disaggregation of Revenue. The Company’s oil, natural gas and NGL sales revenues represent substantially all of its revenues, and are derived from the sale of oil, natural gas and NGL production from the Permian Basin. The Company believes the disaggregation of revenues into the three product types of oil sales, natural gas sales and NGL sales, as seen on the consolidated statements of operations, is an appropriate level of detail for its primary activity.

Contract Assets and Liabilities. The Company’s performance obligations for its contracts with customers are satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company did not have any contract assets or liabilities as of March 31, 2019 and December 31, 2018.

Performance Obligations. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s oil, natural gas and NGL sales contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Accounts Receivable

At March 31, 2019 and December 31, 2018, accounts receivable was comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Oil and gas sales	$52,451	$40,465
Joint interest	12,469	14,058
Other	2,278	6,663
Total accounts receivable	$67,198	$61,186

At March 31, 2019 and December 31, 2018, the Company did not have any reserves for doubtful accounts and did not incur any bad debt expense in any period presented.

Oil and Natural Gas Properties

A summary of the Company’s oil and natural gas properties, net is as follows:

(in thousands)	March 31, 2019	December 31, 2018
Proved oil and natural gas properties	$1,902,765	$1,746,766
Unproved oil and natural gas properties	157,301	158,732
Total oil and natural gas properties	2,060,066	1,905,498
Less: Accumulated depletion	(445,493)	(386,883)
Total oil and natural gas properties, net	$1,614,573	$1,518,615

Capitalized leasehold costs attributable to proved properties are depleted using the units-of-production method based on proved reserves on a field basis. Capitalized well costs, including asset retirement costs, are depleted based on proved developed reserves on a field basis. For the three months ended March 31, 2019 and 2018, the Company recorded depletion for oil and natural gas properties of $58.6 million and $47.4 million, respectively. Depletion expense is included in depletion, depreciation, amortization and accretion expense on the accompanying consolidated statements of operations.

Leases

Following the adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, the Company determines if an arrangement is a lease at inception of the contract. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. For leases that do not provide implicit rates, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Operating lease ROU assets exclude lease incentives and initial direct costs incurred. Operating lease cost is recognized on a straight-line basis over the lease term. The Company currently does not have any finance leases.

The Company has lease agreements with lease and non-lease components, which are all accounted for as a single lease component.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

Short-term leases have a term of 12 months or less. The Company recognizes short-term lease cost on a straight-line basis over the lease term and does not record a ROU asset or lease liability for such leases.

The Company monitors for events or changes in circumstances that may require a reassessment or impairment of its leases, at which time the Company's ROU assets for operating leases may be reduced by impairment losses.

Accrued Liabilities

The components of accrued liabilities are shown below:

(in thousands)	March 31, 2019	December 31, 2018
Accrued capital expenditures	$80,777	$74,688
Accrued accounts payable	9,325	5,941
Royalties payable	22,488	19,964
Other current liabilities	27,144	29,419
Total accrued liabilities	$139,734	$130,012

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which requires entities to determine at the inception of a contract if the contract is, or contains, a lease. ASU 2016-02 retains a distinction between operating and finance leases concerning the recognition and presentation of the expense and payments related to leases in the statements of operations and cash flows. Entities are required to recognize operating or finance leases as ROU assets and lease liabilities on the balance sheet as well as disclose key information about leasing arrangements in the notes to the financial statements. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. This ASU does not apply to leases of mineral rights to explore for or use oil and natural gas.

The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective approach as permitted under ASU 2018-11, which allows the Company to apply the legacy lease guidance and disclosure requirements (“ASC 840”) in the comparative periods presented for the year of adoption. The adoption did not require an adjustment to opening retained earnings for a cumulative effect adjustment.

As part of the adoption, the Company elected the short-term lease recognition policy election for all leases that qualify, and as such, no ROU assets or lease liabilities will be recorded on the balance sheet when the term of the lease is less than 12 months. The Company also elected the following practical expedients:

•the package of transition “practical expedients”, permitting the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs;
•the practical expedient pertaining to land easements, which allows the new guidance to be applied prospectively to all new or modified land easements and rights-of-way; and
•the practical expedient to not separate lease and non-lease components.

The new lease standard impacted the Company’s consolidated balance sheets as a result of the ROU assets and operating lease liabilities, but did not impact its consolidated statements of operations or consolidated statements of cash flows. The Company currently has no finance leases. The impact to the opening January 1, 2019 consolidated balance sheets was as follows:

(in thousands)	Opening Balances as of January 1, 2019	Adoption of ASC 842	As Adjusted at January 1, 2019
Operating lease right-of-use assets (1)	$—	$73,413	$73,413

Current operating lease liabilities (1)	$—	$35,043	$35,043
Long-term operating lease liabilities (1)	—	42,814	42,814
Other long-term liabilities (2)	4,444	(4,444)	—

(1)	Represents the recognition of operating lease ROU assets and the associated lease liabilities.

(2)	Represents the derecognition of deferred rent and leasehold incentives that were accounted for under ASC 840.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

Adoption of the new standard did not impact the Company’s previously reported consolidated balance sheets, results of operations, cash flows statements or statements of changes in equity.

For more information on the Company’s leases, refer to Note 10, Leases.

Accounting Standards Not Yet Adopted

Financial Instruments: Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the currently required incurred loss methodology with an expected loss methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. The update is intended to provide financial statement users with more useful information about expected credit losses on financial instruments. The amended standard is effective for the Company on January 1, 2020, with early adoption permitted, and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. Historically, the Company's credit losses on oil and natural gas sales receivables and joint interest receivables have not been significant, and the Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

Note 3—Derivative Instruments

Objectives and Strategies

The Company is exposed to fluctuations in commodity prices received for its oil and natural gas production. To mitigate the volatility in its expected operating cash flows, the Company hedges a portion of its crude oil sales through derivative instruments. The Company does not use these instruments for speculative or trading purposes.

Commodity Derivatives

In an effort to reduce the variability of the Company’s cash flows, the Company hedges the commodity prices associated with a portion of its expected future oil volumes by entering into the following types of instruments:

Swaps. The Company receives a fixed price for a specified notional quantity of oil or natural gas, and the Company pays the hedge counterparty a floating price for that same quantity based upon published index prices.

Basis Swaps. These instruments establish a fixed price differential between Cushing WTI prices and Midland WTI prices for the notional volumes contracted. The Company receives the fixed price differential and pays the floating market price differential to the counterparty.

The following table summarizes the Company’s derivative contracts as of March 31, 2019:

Contract Period	Volumes (MBbls)	Wtd Avg Price ($/Bbl)
Oil Swaps: (1)
Second quarter 2019	1,911	$59.95
Third quarter 2019	1,932	$59.95
Fourth quarter 2019	1,932	$59.95
Total 2019	5,775	$59.95
Year ending December 31, 2020	2,928	$60.82
Oil Basis Swaps: (2)
Second quarter 2019	2,093	$(7.17)
Third quarter 2019	2,300	$(4.79)
Fourth quarter 2019	2,300	$(4.79)
Total 2019	6,693	$(5.53)
Year ending December 31, 2020	9,516	$(1.31)

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The oil basis swap differential price is between Cushing–WTI and Midland–WTI.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

Subsequent to March 31, 2019, the Company entered into the following additional derivative contracts:

Contract Period	Volumes (MBbls)	Wtd Avg Price ($/Bbl)
Oil Swaps: (1)
Year ending December 31, 2020	732	$60.00

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

Counterparty Risk

By using derivative instruments to hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. Where the Company is exposed to credit risk in its financial instrument transactions, management analyzes the counterparty’s financial condition prior to entering into an agreement and monitors the appropriateness of these counterparties on an ongoing basis. Generally, the Company does not require collateral and does not anticipate nonperformance by its counterparties.

Should the creditworthiness of the Company’s counterparties decline, under certain circumstances the Company may have a contractual right of set-off against other amounts owed by the Company to the counterparty, but otherwise its ability to mitigate nonperformance risk is limited to a counterparty agreeing to either a voluntary termination and subsequent cash settlement or a novation of the derivative contract to a third-party. In the event of a counterparty default, the Company may sustain a loss and its cash receipts could be negatively impacted.

At March 31, 2019, the Company had commodity derivative contracts with six counterparties, all of which were lenders under the Company’s Amended and Restated Credit Facility (as defined in Note 4, Debt) and all of which had investment grade credit ratings. These counterparties accounted for all the Company’s counterparty credit exposure related to commodity derivative assets.

Financial Statement Presentation

The Company’s derivative instruments are carried at fair value on the consolidated balance sheets. The Company has elected to not apply hedge accounting; accordingly, the changes in fair value of these instruments are recognized through current earnings as other income or expense as they occur. The use of mark-to-market accounting for financial instruments can cause noncash earnings volatility due to changes in the underlying commodity price indices. The ultimate gain or loss upon settlement of these transactions is recognized in earnings as other income or expense. Cash settlements of the Company’s derivative contracts are included in cash flows from operating activities in the Company’s statements of cash flows.

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

Consolidated Statements of Operations

The Company recognized the following gains (losses) on derivative instruments in its consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net gain (loss) on settled derivative instruments	$(2,470)	$(15,479)
Net gain (loss) from the change in fair value of open derivative instruments	(141,122)	11,153
Gain (loss) on derivative instruments, net	$(143,592)	$(4,326)

Consolidated Balance Sheets

The Company’s derivative instruments are subject to industry standard master netting arrangements, which allow the Company to offset recognized asset and liability fair value amounts on contracts with the same counterparty. The Company’s policy is to not offset these positions in its consolidated balance sheets.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the amounts and classifications of the Company’s commodity contract derivative assets and liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

As of March 31, 2019:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$13,669	$(13,648)	$21
Commodity contracts	Noncurrent assets - derivative instruments	5,414	(3,692)	1,722
Total assets		$19,083	$(17,340)	$1,743
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$48,326	$(13,648)	$34,678
Commodity contracts	Noncurrent liabilities - derivative instruments	11,258	(3,692)	7,566
Total liabilities		$59,584	$(17,340)	$42,244

As of December 31, 2018:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$103,092	$(18,815)	$84,277
Commodity contracts	Noncurrent assets - derivative instruments	31,899	(9,668)	22,231
Total assets		$134,991	$(28,483)	$106,508
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$23,208	$(18,815)	$4,393
Commodity contracts	Noncurrent liabilities - derivative instruments	11,162	(9,668)	1,494
Total liabilities		$34,370	$(28,483)	$5,887

Note 4—Debt

The Company’s debt consisted of the following at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Senior secured revolving credit facility	$55,000	$—
5.875% senior unsecured notes due 2026	500,000	500,000
Debt issuance costs on senior unsecured notes	(10,451)	(10,761)
Total long-term debt	$544,549	$489,239

Senior Secured Revolving Credit Facility

At December 31, 2018, the Company’s amended and restated credit facility, as amended (the “Amended and Restated Credit Facility”), had a borrowing base of $900.0 million with elected commitments of $540.0 million and nothing outstanding.

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

As of March 31, 2019, the Company was in compliance with its Amended and Restated Credit Facility financial covenants.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2019, the borrowing base and elected commitments remained at $900.0 million and $540.0 million, respectively, and the Company had $485.0 million of elected commitments available. The weighted-average interest rate as of March 31, 2019 was 4.00%.

5.875% Senior Unsecured Notes due 2026

JPE LLC has $500.0 million aggregate principal amount of 5.875% senior unsecured notes that mature on May 1, 2026 (the “Senior Notes”). Interest is payable on the Senior Notes semi-annually in arrears on each May 1 and November 1.

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

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers, dated May 8, 2018, to allow holders of the unregistered Senior Notes to exchange the unregistered Senior Notes for registered notes that have substantially identical terms. On December 13, 2018, the Company filed a registration statement on Form S-4 (the “S-4 Registration Statement”) with the SEC with respect to an offer to exchange the Senior Notes for registered, publicly tradable notes that have terms identical in all material respects to the Senior Notes (except that the exchange notes do not contain any transfer restrictions) (the “Exchange Offer”). On January 31, 2019, the Company filed Amendment No. 1 to the S-4 Registration Statement with respect to the Exchange Offer. On February 5, 2019, the S-4 Registration was declared effective by the SEC and the Company commenced the Exchange Offer. The Exchange Offer was completed in March 2019.

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

Note 5—Equity-based Compensation

Equity-based compensation expense, for each type of equity-based award, was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Incentive unit awards	$646	$74,599
Restricted stock unit awards	1,225	1,319
Performance stock unit awards	959	(395)
Restricted stock unit awards issued to nonemployee directors	104	155
Equity-based compensation expense	$2,934	$75,678

Equity-based compensation expense, which is recorded in general and administrative expense in the accompanying consolidated statements of operations, will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, modification of awards, employee forfeitures and the timing of the awards.

For the three months ended March 31, 2018, equity-based compensation expense included (1) $71.3 million related to a modification of the service requirements in February 2018 for the incentive unit awards allocated at the IPO and (2) the reversal of equity-based compensation expense associated with awards that were forfeited during the three months ended March 31, 2018, notably performance stock unit (“PSU”) awards forfeited by former executive officers. As the Company’s policy is to recognize forfeitures as they occur, previously recognized expense on unvested awards is reversed at the date of forfeiture.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s award activity for incentive units, restricted stock units (“RSU”) and PSUs for the three months ended March 31, 2019:

	Incentive Units (2)	RSUs	PSUs
Unvested at December 31, 2018	5,397,555	871,119	691,363
Awards Granted (1)	—	919,059	616,901
Vested	(2,496,309)	(193,976)	—
Forfeited	—	(68,782)	(41,837)
Unvested at March 31, 2019	2,901,246	1,527,420	1,266,427

(1)	The weighted average grant-date fair value was $10.82 for RSUs and $12.63 for PSUs. The weighted average grant-date fair value for PSUs was calculated using a Monte Carlo simulation.

(2)	Included in the unvested incentive units at March 31, 2019 are 2,404,830 units for which equity-based compensation expense was accelerated and fully recognized in February 2018.

The following table reflects the future equity-based compensation expense to be recorded for each type of award that was outstanding at March 31, 2019:

	Incentive Units	RSUs (1)	PSUs
Compensation costs remaining at March 31, 2019 (in millions)	$5.1	$15.7	$13.4
Weighted average remaining period at March 31, 2019 (in years)	2.1	2.5	2.3

(1)	The remaining compensation cost at March 31, 2019 for the nonemployee director RSUs was $43 thousand, with a weighted average remaining period of 0.1 years.

Note 6—Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is similarly computed, except that the denominator includes the effect, using the treasury stock method, of unvested RSUs and PSUs if including such potential shares of common stock units is dilutive. The PSUs included in the calculation of diluted weighted average shares outstanding are based on the number of shares of common stock that would be issuable if the end of the reporting period was the end of the performance period required for the vesting of such PSU awards. Shares to be issued in exchange for incentive units are already outstanding and will not have a dilutive effect upon vesting. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all awards is anti-dilutive.

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2019	March 31, 2018
Net income (loss) attributable to common stock	$(94,888)	$(39,403)

Basic weighted average shares outstanding	213,270	213,003
Dilutive unvested RSUs	—	—
Dilutive unvested PSUs	—	—
Diluted weighted average shares outstanding	213,270	213,003

Net income (loss) per common share:
Basic	$(0.44)	$(0.18)
Diluted	$(0.44)	$(0.18)

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the weighted average number of outstanding equity awards that have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive. These shares could dilute basic earnings per share in future periods.

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Number of antidilutive units: (1)
Antidilutive unvested RSUs	1,169	624
Antidilutive unvested PSUs	931	361

(1)	When the Company incurs a net loss, all outstanding equity awards are excluded from the calculation of diluted loss per common share because the inclusion of these awards would be antidilutive.

Note 7—Income Taxes

The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs.

Income tax expense was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Income tax expense (benefit)	$(26,245)	$9,644
Effective tax rate	21.7%	(32.4)%

For the three months ended March 31, 2019, the Company’s effective tax rate differed from the federal statutory rate of 21% due to state taxes and permanent differences on vested equity-based compensation awards. For the three months ended March 31, 2018, the Company’s overall effective tax rate differed from the federal statutory rate of 21% primarily due to nondeductible equity-based compensation related to incentive unit awards allocated at the time of the IPO, and permanent differences on vested equity-based compensation awards.

Note 8—Asset Retirement Obligations

The following table summarizes the changes in the carrying amount of the asset retirement obligations for the three months ended March 31, 2019. The current portion of the asset retirement obligation liability is included in accrued liabilities on the consolidated balance sheets.

(in thousands)
Asset retirement obligations at January 1, 2019	$2,072
Liabilities incurred and assumed	161
Liability settlements	(23)
Revisions of estimated liabilities	2
Accretion	46
Asset retirement obligations at March 31, 2019	2,258
Less current portion of asset retirement obligations	(108)
Long-term asset retirement obligations	$2,150

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Reclassifications of fair value among Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers among Level 1, Level 2 or Level 3 during the three months ended March 31, 2019.

Assets and liabilities measured on a recurring basis

Certain assets and liabilities are reported at fair value on a recurring basis. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Level 2
(in thousands)	March 31, 2019	December 31, 2018
Assets from commodity derivative contracts	$19,083	$134,991
Liabilities due to commodity derivative contracts	$59,584	$34,370

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

Fair Value of Other Financial Instruments

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	March 31, 2019		December 31, 2018
(in thousands)	Principal Amount	Fair Value	Principal Amount	Fair Value
Long-term debt:
Senior secured revolving credit facility	$55,000	$55,000	$—	$—
5.875% senior unsecured notes due 2026	$500,000	$495,775	$500,000	$466,250

The fair value of the Amended and Restated Credit Facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes at March 31, 2019 was based on the quoted market price and is classified as Level 1 in the fair value hierarchy.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to the nature of and short-term maturities of those instruments.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

The following table sets forth the noncash impairments of both proved and unproved properties for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Proved oil and natural gas property impairments	$—	$—
Unproved oil and natural gas property impairments (1)	84	53
	$84	$53

(1)	The impairments of unproved oil and natural gas properties resulted from expirations of certain undeveloped leases.

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

Note 10—Leases

The Company’s ROU assets include leases for its drilling rigs, the property for its corporate headquarters and certain office equipment. The lease for the Company’s corporate headquarters provides for increases in future minimum annual rental payments as defined in the lease agreement. The lease also includes real estate taxes and common area maintenance charges, which are expensed when occurred.

As of March 31, 2019, the Company’s leases have remaining lease terms of 1.2 years to 9.3 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements do not contain any material restrictive covenants.

Lease Costs

Lease cost for operating lease payments is recognized on a straight-line basis over the lease term. Lease costs are presented gross and a portion of these costs will be reimbursed by the Company’s working interest partners. The total gross lease cost for the period indicated is as follows:

Three months ended
(in thousands)	March 31, 2019
Operating lease cost	$9,297
Short-term lease cost (1)	24,439
Variable lease cost	258
Total lease cost	$33,994

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Short-term lease cost is comprised primarily of frac fleets, a drilling rig and certain field equipment.

In accordance with the Company’s accounting policies, lease cost was either capitalized to oil and natural gas properties, billed to the Company’s working interest partners, or recorded within either general and administrative or lease operating expenses.

Lease Maturities

The table below reconciles the undiscounted lease payment maturities to the lease liabilities for the Company’s operating leases as of March 31, 2019:

	Remainder	Payments Due by Period for the Year Ending December 31,
(in thousands)	of 2019	2020	2021	2022	2023	Thereafter	Total
Operating lease payments (1)	$28,246	$33,428	$1,547	$1,558	$1,589	$7,378	$73,746
Less: amount of lease payments representing interest							(4,402)
Present value of future minimum lease payments							69,344
Less: current operating lease liabilities							(35,500)
Long-term operating lease liabilities							$33,844

(1)
The operating lease payments represent the total payment obligation to be incurred over the life of the lease. A portion of these costs will be billed to the Company’s working interest partners when the payment is incurred, based on the nature of the cost and the relative working interest of the working interest partner.

Supplemental Lease Information

Supplemental information related to the Company’s operating leases was as follows:

March 31, 2019
Weighted average remaining lease term - operating leases (in years)	3.0
Weighted average discount rate - operating leases (1)	4.2%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

As of March 31, 2019, the Company had no operating leases that had not yet commenced.

As of December 31, 2018, the Company’s future minimum payments for noncancelable operating leases, under ASC 840, was as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$1,547	$1,539	$1,553	$1,559	$1,589	$7,378	$15,165

Note 11—Commitments and Contingencies

Commitments

There were no material changes in commitments during the first three months of 2019. Please refer to Note 10, Commitments and Contingencies, in the 2018 Form 10-K for additional discussion.

Contingencies

Legal Matters

In the ordinary course of business, the Company may at times be subject to claims and legal actions. Management believes it is remote that the impact of any such current matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both March 31, 2019 and December 31, 2018, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Note 12—Related Party Transactions

As a result of Quantum’s significant ownership interest in the Company, the Company identified Oryx Midstream Services, LLC (together with Oryx Southern Delaware Holdings, LLC, “Oryx”), Phoenix Lease Services, LLC (“Phoenix”) and Trident Water Services, LLC (“Trident”), a wholly owned subsidiary of Phoenix, as related parties. These entities are considered related parties as Quantum owns an interest, either directly or indirectly, in each entity. No fees were paid by the Company to Trident during the three months ended March 31, 2019 and 2018.

The following table summarizes fees paid to Oryx and Phoenix for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Oryx via 3rd party shipper (1)	$6,825	$4,734
Oryx (2)	$132	$215
Phoenix (3)	$28	$109

(1)
Fees paid by the Company’s third-party shipper to Oryx pursuant to the crude oil transportation and gathering agreement are netted against revenue as they are included in the net price paid by to the third-party shipper.

(2)
Fees paid to Oryx for the purchase and installation of metering equipment are capitalized to proved properties on the consolidated balance sheets. The Company also received $45 thousand from Oryx during the period ended March 31, 2019 related to pipeline easements and right of way agreements.

(3)	Fees paid to Phoenix are capitalized to proved properties on the consolidated balance sheets.

At March 31, 2019 and December 31, 2018, the Company had outstanding payables to these related parties of $2.7 million and $2.6 million, respectively. See Note 11, Related Party Transactions, in the 2018 Form 10-K for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q as well as our audited consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual obligations. Additionally, the discussion and analysis contains forward-looking statements, including, without limitation, statements related to our future plans, estimates, beliefs and expected performance. Please see “Cautionary Statement Concerning Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part 1, Item 1A. Risk Factors” in our 2018 Form 10-K.

In this section, references to “Jagged Peak,” “the Company,” “we,” “us” and “our” refer to Jagged Peak Energy Inc. and its subsidiaries, Jagged Peak Energy LLC (“JPE LLC”).

Overview

We are an independent oil and natural gas company focused on the acquisition and development of unconventional oil and associated liquids-rich natural gas reserves. Our operations are entirely located in the United States, within the Permian Basin of West Texas. Our primary area of focus is the southern Delaware Basin; the Delaware Basin is a sub-basin of the Permian Basin. Our acreage is located on large, contiguous blocks in the adjacent Texas counties of Winkler, Ward, Reeves and Pecos, with significant original oil-in-place within multiple stacked hydrocarbon-bearing formations. At March 31, 2019, our acreage position was approximately 79,200 net acres.

Summary of Operating and Financial Results for the Three Months Ended March 31, 2019

•	Brought online 12 gross (11.8 net) wells;

•	Increased average daily production from the first quarter of 2018 by 33% to 36,657 Boe/d, comprised of 77% oil; and

•	Grew oil production 29% to 28,114 barrels per day, natural gas production by 30% to 24.1 MMcf/d and NGL production by 70% to 4,526 barrels per day from the first quarter of 2018.

Impact of Commodity Prices

Our revenues are derived from the sale of our oil and natural gas production, including the sale of NGLs that are extracted from our natural gas during processing. For the three months ended March 31, 2019, our production revenues were derived from the following:

	Three Months Ended March 31,
	2019	2018
Oil sales	95%	94%
Natural gas sales	2%	2%
Natural gas liquids sales	3%	4%
Total (1)	100%	100%

(1)	Our oil, natural gas and NGL revenues do not include the effects of derivatives.

Increases or decreases in our revenue, profitability and future production are highly dependent on the commodity prices we receive. Oil, natural gas and NGL prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality and geopolitical and economic factors.

The following table presents the average NYMEX oil and natural gas prices, the high and low NYMEX prices, our average realized commodity prices and the effects of derivative settlements on our realized prices for the periods presented:

	Three Months Ended March 31,
	2019	2018
Crude Oil (per Bbl):
Average NYMEX price	$54.82	$62.91
Low NYMEX price	$46.31	$59.20
High NYMEX price	$60.19	$66.27
Average realized price	$48.81	$61.39
Average realized price, including derivative settlements	$47.83	$53.52
Natural Gas (per Mcf):
Average NYMEX price	$2.92	$3.08
Low NYMEX price	$2.54	$2.49
High NYMEX price	$4.25	$6.24
Average realized price	$1.02	$1.73
NGLs (per Bbl):
Average realized price	$9.52	$22.17

While quoted NYMEX oil and natural gas prices are generally used as a basis for comparison within our industry, the prices we receive are affected by quality, energy content, location, gathering and processing and transportation differentials for these products.

See “Results of Operations” below for an analysis of the impact changes in realized prices had on our revenues.

Derivative Activity

To reduce the volatility of commodity prices, we enter into derivative instrument contracts which provide increased certainty of cash flows for funding our drilling program and debt service requirements.

As of March 31, 2019 and through the date of this filing, we entered into the following derivative contracts:

Contract Period	Volumes (MBbls)	Wtd Avg Price ($/Bbl)
Oil Swaps (entered into as of March 31, 2019): ¹
April 01, 2019 through December 31, 2020	8,703	$60.24
Oil Basis Swaps (entered into as of March 31, 2019): ²
April 01, 2019 through December 31, 2020	16,209	$(3.05)

Oil Swaps (entered into subsequent to March 31, 2019): ¹
January 01, 2020 through December 31, 2020	732	$60.00

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The oil basis swap differential price is between Cushing–WTI and Midland–WTI.

During the three months ended March 31, 2019, we incurred net payments of $2.5 million related to derivative agreements that settled during this time. In the future, we may seek to hedge price risk associated with our natural gas and NGL production. See Note 3, Derivative Instruments, in “Part I. Financial Information - Item 1. Financial Statements” and “Item 3—Quantitative and Qualitative Disclosure About Market Risk—Commodity Price Risk” for information regarding our derivative instruments, exposure to market risk and the effects of changes in commodity prices.

Results of Operations

Comparison of the three months ended March 31, 2019 versus March 31, 2018

Revenues

Oil and Natural Gas Revenues.    The following table provides the components of our revenues for the three months ended March 31, 2019 and 2018, as well as each period’s respective average realized prices and production volumes:

	Three Months Ended March 31,
(in thousands or as indicated)	2019	2018	Change	% Change
Production revenues:
Oil sales	$123,490	$120,723	$2,767	2%
Natural gas sales	2,218	2,875	(657)	(23)%
NGL sales	3,878	5,308	(1,430)	(27)%
Total production revenues	$129,586	$128,906	$680	1%
Average realized price: (1)
Oil (per Bbl)	$48.81	$61.39	$(12.58)	(20)%
Natural gas (per Mcf)	$1.02	$1.73	$(0.71)	(41)%
NGLs (per Bbl)	$9.52	$22.17	$(12.65)	(57)%
Total (per Boe)	$39.28	$51.90	$(12.62)	(24)%
Production volumes:
Oil (MBbls)	2,530	1,967	563	29%
Natural gas (MMcf)	2,169	1,666	503	30%
NGLs (MBbls)	407	239	168	70%
Total (MBoe)	3,299	2,484	815	33%
Average daily production volume:
Oil (Bbls/d)	28,114	21,850	6,264	29%
Natural gas (Mcf/d)	24,104	18,510	5,594	30%
NGLs (Bbls/d)	4,526	2,660	1,866	70%
Total (Boe/d)	36,657	27,596	9,061	33%

(1)	Average prices shown in the table do not include settlements of commodity derivative transactions.

As reflected in the table above, our total production revenue for the three months ended March 31, 2019 was 1%, or $0.7 million, higher than that of the same period from 2018. The increase is primarily due to higher sales volumes, substantially offset by lower realized commodity prices during the three months ended March 31, 2019. Our aggregate production volumes in the three months ended March 31, 2019 were 3,299 MBoe, comprised of 77% oil, 11% natural gas and 12% NGLs. This represents an increase of 33% over aggregate production volumes of 2,484 MBoe during the three months ended March 31, 2018.

The following table reconciles the change in oil, natural gas and NGL sales by reflecting the effect of changes in volumes and in the underlying commodity prices, from the three months ended March 31, 2018 to the three months ended March 31, 2019:

(in thousands)	Oil sales (1)	Natural gas sales (1)	NGL sales (1)	Total (1)
Three months ended March 31, 2018	$120,723	$2,875	$5,308	$128,906
Changes due to:
Increase (decrease) in production volumes	34,597	883	3,723	39,203
Increase (decrease) in average realized prices	(31,830)	(1,540)	(5,153)	(38,523)
Three months ended March 31, 2019	$123,490	$2,218	$3,878	$129,586

(1)
The net dollar effect of the increases in production is calculated as the change in period-to-period volumes for oil, natural gas and NGLs multiplied by the period average prices. The net dollar effect of the changes in prices is calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas and NGLs.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended March 31,				Per Boe
(in thousands, except per Boe)	2019	2018	Change	% Change	2019	2018
Lease operating expenses	$13,650	$9,720	$3,930	40%	$4.14	$3.91
Production and ad valorem taxes	9,302	7,674	1,628	21%	$2.82	$3.09
Depletion, depreciation, amortization and accretion	59,074	47,977	11,097	23%	$17.91	$19.31
Impairment of unproved oil and natural gas properties	84	53	31	58%	NM	NM
Other operating expenses	3,200	22	3,178	NM	$0.97	$0.01
General and administrative (before equity-based compensation)	10,460	10,639	(179)	(2)%	$3.17	$4.28
Total operating expenses (before equity-based compensation)	95,770	76,085	19,685	26%	$29.03	$30.63
Equity-based compensation	2,934	75,678	(72,744)
Total operating expenses	$98,704	$151,763	$(53,059)
NM    A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200. A per Boe calculation is not meaningful as the underlying expense does not correspond to changes in production.

Lease Operating Expenses.    Lease operating expense (“LOE”) increased to $13.7 million in the three months ended March 31, 2019, compared to $9.7 million for the same period of 2018. The increase largely corresponds to our increased production and well counts between periods, resulting in overall higher costs for equipment rental, contract labor and electricity. Additionally, during the three months ended March 31, 2019, we incurred approximately $1.0 million of additional workover expense as compared to the same period of 2018. LOE per Boe increased 6% to $4.14 for the three months ended March 31, 2019, as compared to the same period of 2018, primarily due to increased operating costs on nonoperated wells and increased equipment rentals on operated wells.

Production and Ad Valorem Taxes.    Production and ad valorem taxes were $9.3 million for the three months ended March 31, 2019, an increase of $1.6 million, or 21%, from $7.7 million for the three months ended March 31, 2018. The increase in production taxes is due to an increase in revenues, and the increase in ad valorem taxes resulted from the addition of multiple new high-volume wells.

Depletion, Depreciation, Amortization and Accretion.    The components of depletion, depreciation, amortization and accretion (“DD&A”) expense for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31,		Per Boe
(in thousands)	2019	2018	2019	2018
Depletion of oil and natural gas properties	$58,611	$47,410	$17.77	$19.08
Depreciation of other property and equipment	417	542	$0.13	$0.22
Accretion of asset retirement obligations	46	25	$0.01	$0.01
Depletion, depreciation, amortization and accretion	$59,074	$47,977	$17.91	$19.31

Depletion of oil and natural gas properties increased $11.2 million during the three months ended March 31, 2019 compared to the same period of 2018 resulted primarily from higher production, partially offset by a slight decrease in our depletion rate. Our depletion rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The depletion rate per Boe decreased 7% to $17.77 per Boe during the three months ended March 31, 2019, compared to $19.08 per Boe for the three months ended March 31, 2018. The decrease in our DD&A rate was largely due to an increase in reserve volumes due to continued successful drilling activities, whereas the rate of increase in capitalized costs related to those drilling activities was lower than the rate of reserve increase.

Other Operating Expenses.    The $3.2 million of other operating expenses for the three months ended March 31, 2019 were related to the early termination of a frac fleet contract.

General and Administrative and Equity-based Compensation.    General and administrative expenses (“G&A”), excluding equity-based compensation, decreased 2% to $10.5 million for the three months ended March 31, 2019, from $10.6 million for the same period of 2018. The decrease is largely due to $2.8 million related to severance and other nonrecurring expenses incurred in 2018. Excluding these nonrecurring items, G&A increased $2.6 million, primarily due to increased costs related to salaries, employee benefits and contract personnel. The number of our full-time employees increased from 58 at March 31, 2018 to 97 at March 31, 2019.

Equity-based compensation expense for the three months ended March 31, 2019 and 2018 is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Incentive unit awards	$646	$74,599	$(73,953)
Restricted stock unit awards	1,329	1,474	(145)
Performance stock unit awards	959	(395)	1,354
Equity-based compensation expense	$2,934	$75,678	$(72,744)

The decrease in equity-based compensation expense for incentive unit awards is due to a modification of the service requirements in the first quarter of 2018, which resulted in an acceleration of the compensation expense for the awards allocated at the time of the IPO. The remaining incentive unit award expense relates to awards allocated after the IPO. For additional information regarding our equity-based compensation, see Note 5, Equity-based Compensation, in “Part I. Financial Information - Item 1. Financial Statements.”

Other Income and Expense

The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Gain (loss) on commodity derivatives	$(143,592)	$(4,326)	$(139,266)
Interest expense, net	(8,446)	(2,731)	(5,715)
Other, net	14	8	6
Total other income (expense)	$(152,024)	$(7,049)	$(144,975)

Gain (loss) on Commodity Derivatives.    We utilize commodity derivative instruments to reduce our exposure to fluctuations in commodity prices. This amount includes (i) the gain (loss) related to derivative contracts that have settled within the period and (ii) the gain (loss) related to fair value adjustments on our open derivative contracts. The following table sets forth these components for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net gain (loss) on settled derivative instruments	$(2,470)	$(15,479)
Net gain (loss) from the change in fair value of open derivative instruments	(141,122)	11,153
Gain (loss) on commodity derivatives	$(143,592)	$(4,326)

Net gains and losses on our derivative instruments are a function of fluctuations in the fair value of our derivatives portfolio between periods and the related cash settlements, if any, of those derivative instruments. To the extent the future commodity price outlook declines between measurement periods, we will generally have noncash mark-to-market gains, while to the extent future commodity price outlook increases between measurement periods, we will generally have noncash mark-to-market losses. See Note 3, Derivative Instruments, and Note 9, Fair Value Measurements, in “Part I. Financial Information - Item 1. Financial Statements” for a summary of our open derivative positions, as well as a discussion of how we determine the fair value of and account for our derivative contracts.

Interest Expense, net.    The following table summarizes our interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Amended and Restated Credit Facility (1)	$750	$2,422
Senior Notes	7,344	—
Amortization of debt issuance costs (2)	586	600
Capitalized interest	(234)	(291)
Interest expense, net	$8,446	$2,731

(1)	Includes interest on outstanding balances and commitment fees on undrawn balances.

(2)	Includes amortization of debt issuance costs on the Amended and Restated Credit Facility and Senior Notes.

The decrease in interest expense on the Amended and Restated Credit Facility is primarily due to a higher outstanding credit balance during the three months ended March 31, 2018 compared to the same period of 2019. The increase in interest expense as a whole is primarily related to interest expense during the three months ended March 31, 2019 associated with the issuance of the Senior Notes in May 2018.

Income tax expense (benefit)

During the three months ended March 31, 2019, we had an income tax benefit of $26.2 million, compared to an expense of $9.6 million for the same period of 2018. The change is primarily due to a taxable net loss in the first three months of 2019 compared to taxable net income in the first quarter of 2018. Income tax expense in the first three months of 2018 primarily resulted from equity-based compensation expense related to incentive unit awards that were allocated at the time of the IPO, which was not deductible for federal or state income tax purposes.

Capital Commitments, Capital Resources and Liquidity

Capital Commitments

Our primary needs for cash relate to the development and exploration of our oil and natural gas assets, payment of contractual obligations and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, borrowings under our Amended and Restated Credit Facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means.

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

Because we operate a high percentage of our acreage, capital expenditure amounts and timing are largely discretionary and within our control. We determine our capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows. Additionally, if we curtail or reallocate priorities in our drilling program, we may lose a portion of our acreage through lease expirations. Furthermore, we may be required to remove some portion of our reserves currently booked as proved undeveloped if such changes in planned capital expenditures means we will be unable to develop such reserves within five years of their initial booking.

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and additional borrowing capacity under our credit facility to execute our planned 2019 capital program. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. If we require additional capital funding for capital expenditures, acquisitions or other reasons, we may seek such capital through borrowings under our Amended and Restated Credit Facility, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our planned drilling program. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Capital Expenditures

Capital expenditures for oil and gas acquisitions, exploration, development and infrastructure activities are summarized below:

	Three Months Ended March 31,
(in thousands)	2019	2018
Acquisitions
Proved properties	$6,823	$—
Unproved properties (1)	5,377	7,324
Development costs	136,730	207,615
Infrastructure costs	5,635	3,936
Exploration costs	—	—
Total oil and gas capital expenditures	$154,565	$218,875

(1)	Relates to oil and natural gas mineral interest leasing activity.

For the three months ended March 31, 2019 and 2018, our capital expenditures have been focused on the development of our properties in the southern Delaware Basin, as seen in the table below showing newly producing wells. As of March 31, 2019, we had approximately 90,300 gross (79,200 net) acres.

The following table reflects wells that began producing in the periods indicated:

	Three Months Ended March 31,
	2019	2018
Gross wells
Operated	12	11
Non-operated	—	8
	12	19
Net wells
Operated	11.8	10.0
Non-operated	—	3.4
	11.8	13.4

At March 31, 2019, we were in the process of drilling seven gross (6.3 net) wells and had nine gross (8.4 net) wells waiting on completion, including three gross (3.0 net) wells that were in process of being completed.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2019 is provided in the following table:

	Remainder	Payments Due by Period for the Year Ending December 31,
(in thousands)	of 2019	2020	2021	2022	2023	Thereafter	Total
Senior secured credit facility (1)	$—	$—	$—	$—	$55,000	$—	$55,000
Senior notes—principal	—	—	—	—	—	500,000	500,000
Senior notes—interest (2)	29,375	29,375	29,375	29,375	29,375	73,437	220,312
Operating leases (3)	28,246	33,428	1,547	1,558	1,589	7,378	73,746
Service and purchase contracts (4)	4,569	4,797	3,706	3,633	3,633	13,926	34,264
Rig contracts (5)	2,750	—	—	—	—	—	2,750
Frac fleet contracts (6)	24,266	—	—	—	—	—	24,266
Total	$89,206	$67,600	$34,628	$34,566	$89,597	$594,741	$910,338

(1)
This table does not include future commitment fees, interest expense or other costs related to our credit facility because we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. As of March 31, 2019, we had $55.0 million outstanding under our Amended and Restated Credit Facility. The borrowing base and elected commitments remained at $900.0 million and $540.0 million, respectively, and the Company had $485.0 million of elected commitments available.

(2)	Interest represents the scheduled cash payments on the Senior Notes.

(3)
Relates to lease payment maturities for our operating leases, which include drilling rigs, our corporate headquarters and certain office equipment. See Note 10, Leases, in “Part I. Financial Information - Item 1. Financial Statements” for more information on our operating leases.

(4)	Primarily relates to a coiled tubing service agreement and a retail power purchase agreement.

(5)	Relates to a short-term operating lease for one drilling rig under contract at March 31, 2019.

(6)	Relates to a short-term operating lease for one frac fleet under contract at March 31, 2019.

Additionally, in 2018 the Company entered into a 5-year oil marketing agreement that is expected to take effect at the commencement of commercial operations on the Cactus II pipeline and will link a portion of the Company’s oil production to Gulf Coast pricing. This agreement specifies a minimum gross volume commitment of 30,000 barrels of oil per day. If the Company is not able to provide the contractual quantity to the buyer, it would be subject to a deficiency payment relative to a price difference on the deficient volume. Based on its current and projected production levels, the Company does not believe a deficiency payment will be required under this agreement.

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements as of March 31, 2019. Please read Note 11, Commitments and Contingencies, in “Part I. Financial Information - Item 1. Financial Statements” for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

Capital Resources and Liquidity

Historically, our primary capital resources and liquidity were capital contributions from equity owners, including the IPO, proceeds from the Senior Notes offering, borrowings under our credit facility and cash flows from operations. During the first three months of 2019, our primary sources of liquidity were borrowings on our credit facility of $55.0 million and cash flows from operations of $79.0 million. Our primary uses of cash have been the development and acquisition of oil and natural gas properties and the development of water sourcing and disposal infrastructure. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.

Based on our forecasted cash flows from operating activities and availability under our revolving credit facilities, we expect to be able to fund our planned capital expenditures, meet our debt service requirements and fund our other commitments and obligations for the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$78,984	$80,242
Net cash used in investing activities	$(162,400)	$(194,837)
Net cash provided by financing activities	$54,645	$108,277

Operating Activities.    Net cash provided by operating activities is primarily affected by production volumes, the price of oil, natural gas and NGLs, operating and general and administrative expenses and changes in working capital.

The $1.3 million decrease in the first three months of 2019 compared to 2018 primarily resulted from higher cash operating costs and general and administrative expenses relative to sales revenue.

Investing Activities.    Cash flows from investing activities primarily consist of the acquisition, exploration, and development of oil and natural gas properties, net of dispositions of oil and natural gas properties.

During the first three months of 2019, net cash flow used in investing activities was $162.4 million, which included investments in developing our acreage of $149.4 million and leasehold and acquisition costs of $12.3 million. In the first three months of 2018, net cash used for investing activities of $194.8 million included $186.0 million and $7.6 million for the development and acquisition of oil and natural gas properties, respectively.

Financing Activities.    Net cash provided by financing activities includes equity and debt transactions.

Net cash provided by financing activities during the first three months of 2019 was primarily due to $55.0 million of borrowings on our credit facility. Net cash provided by financing activities in the first three months of 2018 was primarily due to $110.0 million of borrowings on our credit facility.

Senior Secured Revolving Credit Facility

At December 31, 2018, the Amended and Restated Credit Facility had a borrowing base of $900.0 million, with nothing outstanding under the credit facility, and $540.0 million in unused borrowing capacity under our elected commitments. As of the date of this filing, the Company has $110.0 million outstanding and $430.0 million available under the Amended and Restated Credit Facility.

The amount available to be borrowed under our Amended and Restated Credit Facility is subject to a borrowing base that is subject to semiannual borrowing base redeterminations on or around each April 1 and October 1, of each year by the lenders at their sole discretion. Additionally, at our option, we may request up to two additional redeterminations per year, to be effective on or about January 1 and July 1, respectively. The borrowing base depends on, among other things, the volumes of our proved reserves and estimated cash flows from these reserves and our commodity hedge positions, as well as any other outstanding debt. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, we could be required to immediately repay a portion of the debt outstanding under our credit agreement.

At March 31, 2019, we were obligated to pay a commitment fee on unused amounts of our Amended and Restated Credit Facility of 0.375% to 0.50% per year on the unused portion of the elected commitments, depending on the relative amount of the loan outstanding in relation to the elected commitments. We may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

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

As of March 31, 2019, we were in compliance with all financial covenants.

Critical Accounting Policies and Estimates

Our management makes a number of significant estimates, assumptions and judgments in the preparation of our financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2018 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in our accounting for impairment of oil and natural gas properties, oil, natural gas and NGL reserve quantities and standardized measure of discounted future net cash flows, derivative instruments, and income taxes. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our consolidated financial statements contained in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies and Related Matters - Recent Accounting Pronouncements, in “Part I. Financial Information - Item 1. Financial Statements” for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” contained in our 2018 Form 10-K.

Market risk refers to potential losses from adverse changes in market prices and rates. We are exposed to market risk primarily in the form of commodity price risk and interest rate risk. In order to manage exposure to commodity price risk, we use commodity derivative financial instruments, including swaps and basis swaps. Our objective is to reduce fluctuations in cash flows resulting from changes in commodity prices. We do not enter into derivative or other financial instruments for speculative trading purposes.

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has historically been volatile and unpredictable, and we expect this volatility to continue in the future. The prices we receive for our oil, natural gas and NGL production depend on numerous factors beyond our control.

The following table shows how hypothetical changes in the realized prices we receive for our commodity sales would have impacted revenue for the three months ended March 31, 2019:

			Sensitivity Analysis
(in thousands)	Revenue	% of Total	Change in Realized Prices	Impact on Revenue
Oil	$123,490	95%	+ / - 10% per barrel	+ / -	$12,349
Natural gas	2,218	2%	+ / - 10% per Mcf	+ / -	$222
NGL	3,878	3%	+ / - 10% per barrel	+ / -	$388
Total (1)	$129,586	100%

(1)	Our oil, natural gas and NGL revenues do not include the effects of derivatives instruments.

To reduce our exposure to changes in the prices of commodities, we have entered into, and may in the future enter into, commodity derivative instruments for a portion of our oil production for the years 2019 and 2020. The agreements entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil production over the contracted period of time. Our commodity derivative instruments are recorded at fair value and the changes to future commodity prices has an impact on net income. During the three months ended March 31, 2019 we recorded a loss on derivatives of $143.6 million, compared to a loss of $4.3 million for the same period in 2018.

The fair value of our derivative instruments is determined based on valuation models. We did not change our valuation method for our derivative instruments during the three months ended March 31, 2019.

The following table reconciles the changes that occurred in the fair values of our derivative instruments from December 31, 2018 to March 31, 2019:

Commodity Derivative Instruments
(in thousands)	Net Assets (Liabilities)
Fair value of open contracts at December 31, 2018	$100,621
Gain (loss) on commodity derivatives	(143,592)
Net cash payments on settled derivatives	2,470
Fair value of open contracts at March 31, 2019	$(40,501)

The following table sets forth the hypothetical impact on the fair value of our net oil derivative liability of $40.5 million as of March 31, 2019, using an average increase or decrease of 10% to the commodity prices:

	Change in Forward Commodity Prices
(in thousands)	10% Increase	10% Decrease
Increase (decrease) to net oil derivative liability as of March 31, 2019	$51,213	$(51,213)

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

Our commodity derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. The counterparties to our derivative contracts currently in place have investment grade ratings and are all lenders under our Amended and Restated Credit Facility.

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

As of March 31, 2019, we had no significant investments; therefore, we were not exposed to material interest rate risk on investments.

As of March 31, 2019, we had approximately $544.5 million of long-term debt outstanding, net of unamortized debt issuance costs. Of this amount, $489.5 million was fixed-rate debt, net of unamortized debt issuance costs, with a fixed interest coupon rate of 5.875%. Although near term changes in interest rates may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss.

The $55.0 million outstanding under our Amended and Restated Credit Facility is subject to variable interest rates, which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. A change in the interest rate applicable to our variable-rate debt could expose us to additional interest cost. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $0.6 million per year.

We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. For additional information regarding our debt instruments, refer to Note 4, Debt, in “Part I. Financial Information - Item 1. Financial Statements.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

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

Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, none of these other pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A.	Risk Factors

Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

The following table summarizes the repurchase of our common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—	$—	—	—
February 1, 2019 - February 28, 2019	15,163	$10.53	—	—
March 1, 2019 - March 31, 2019	11,707	$10.17	—	—
Total	26,870	$10.49	—	—

(1)	Shares purchased represent shares of our common stock transferred to us to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
*10.1
Amendment No. 6 to Amended and Restated Credit Agreement, dated as of April 29, 2019, among Jagged Peak Energy LLC, as borrower, the guarantors party named therein, Wells Fargo Bank, National Association, as administrative agent and as issuing lender, the lenders named therein, the assignors named therein, and the assignees named therein.

*31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
**32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAGGED PEAK ENERGY INC.
Date:	May 9, 2019	By:	/s/ JAMES J. KLECKNER
			Name:	James J. Kleckner
			Title:	Chief Executive Officer and President

Date:	May 9, 2019	By:	/s/ ROBERT W. HOWARD
			Name:	Robert W. Howard
			Title:	Executive Vice President, Chief Financial Officer

Date:	May 9, 2019	By:	/s/ SHONN D. STAHLECKER
			Name:	Shonn D. Stahlecker
			Title:	Controller