Form 10-Q
period 2019-09-30
Jagged Peak Energy Inc.
filed 2019-11-07
CIK 1685715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

The registrant had 213,413,380 shares of common stock outstanding at November 1, 2019.

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

Waha Hub.    A natural gas delivery point in Pecos County, Texas that serves as a benchmark price for natural gas.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The information in this Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical fact included in or incorporated by reference into this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q.

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

•	our expected noncash compensation expenses;

•	our expected pricing and realized oil, natural gas and NGL prices;

•	the timing and amount of our future production of oil, natural gas and NGLs, including our ability to satisfy minimum gross volume commitments under certain marketing agreements;

•	our future drilling plans;

•	government regulations and our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties, including our capital budget;

•	our hedging strategy and results;

•	general economic conditions;

•	uncertainty regarding our future operating results;

•	our pending merger with a wholly owned subsidiary of Parsley Energy, Inc. and the expected timing of the consummation of the merger; and

•	our plans, objectives, expectations and intentions contained in this quarterly report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil, natural gas and NGLs. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q.

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
JAGGED PEAK ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,603	$35,229
Accounts receivable	62,062	61,186
Derivative instruments	48,006	103,092
Prepaid and other current assets	3,158	1,627
Total current assets	123,829	201,134
PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method	2,377,765	1,905,498
Accumulated depletion	(569,733)	(386,883)
Total oil and gas properties, net	1,808,032	1,518,615
Other property and equipment, net	10,155	11,670
Total property and equipment, net	1,818,187	1,530,285
OTHER NONCURRENT ASSETS
Operating lease right-of-use assets	47,489	—
Derivative instruments	13,961	31,899
Other assets	3,279	3,823
Total noncurrent assets	64,729	35,722
TOTAL ASSETS	$2,006,745	$1,767,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,531	$34,762
Accrued liabilities	136,855	130,012
Operating lease liabilities	36,263	—
Derivative instruments	27,738	23,208
Total current liabilities	224,387	187,982
LONG-TERM LIABILITIES
Long-term debt	705,269	489,239
Derivative instruments	4,659	11,162
Asset retirement obligations	2,609	1,946
Deferred income taxes	118,432	124,418
Operating lease liabilities	15,519	—
Other long-term liabilities	—	4,444
Total long-term liabilities	846,488	631,209
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 213,404,153 shares issued at September 30, 2019; 213,187,780 shares issued at December 31, 2018	2,134	2,132
Additional paid-in capital	867,159	856,818
Retained earnings	66,577	89,000
Total stockholders’ equity	935,870	947,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,006,745	$1,767,141
The accompanying Notes are an integral part of these unaudited consolidated financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Oil sales	$147,710	$141,598	$416,824	$410,935
Natural gas sales	727	2,552	904	7,765
NGL sales	1,628	10,814	8,680	23,721
Other operating revenues	—	414	9	686
Total revenues	150,065	155,378	426,417	443,107
OPERATING EXPENSES
Lease operating expenses	17,554	11,184	46,758	31,390
Production and ad valorem taxes	11,263	9,517	32,100	26,437
Exploration	3	23	3	24
Depletion, depreciation, amortization and accretion	66,069	57,660	186,365	160,552
Impairment of unproved oil and natural gas properties	31,817	—	32,763	53
General and administrative expenses (including equity-based compensation of $4,098 and $2,614 for the three months ended September 30, 2019 and 2018, respectively, and $11,025 and $80,671 for the nine months ended September 30, 2019 and 2018, respectively)	13,669	12,321	40,141	109,471
Other operating expenses	—	19	3,206	65
Total operating expenses	140,375	90,724	341,336	327,992
INCOME (LOSS) FROM OPERATIONS	9,690	64,654	85,081	115,115
OTHER INCOME (EXPENSE)
Gain (loss) on commodity derivatives	39,421	(96,516)	(85,702)	(110,426)
Interest expense, net	(9,974)	(8,256)	(27,683)	(17,095)
Gain on sale of oil and natural gas properties	—	6,225	—	6,225
Other, net	18	12	(105)	30
Total other income (expense)	29,465	(98,535)	(113,490)	(121,266)
INCOME (LOSS) BEFORE INCOME TAX	39,155	(33,881)	(28,409)	(6,151)
Income tax expense (benefit)	8,597	(7,315)	(5,986)	14,737
NET INCOME (LOSS)	$30,558	$(26,566)	$(22,423)	$(20,888)

Net income (loss) per common share:
Basic	$0.14	$(0.12)	$(0.11)	$(0.10)
Diluted	$0.14	$(0.12)	$(0.11)	$(0.10)

Weighted average common shares outstanding:
Basic	213,403	213,180	213,349	213,109
Diluted	213,700	213,180	213,349	213,109
The accompanying Notes are an integral part of these unaudited consolidated financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	213,188	$2,132	$856,818	$89,000	$947,950
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	167	2	(281)	—	(279)
Equity-based compensation	—	—	2,934	—	2,934
Net income (loss)	—	—	—	(94,888)	(94,888)
BALANCE AT MARCH 31, 2019	213,355	2,134	859,471	(5,888)	855,717
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	39	—	(376)	—	(376)
Equity-based compensation	—	—	3,993	—	3,993
Net income (loss)	—	—	—	41,907	41,907
BALANCE AT JUNE 30, 2019	213,394	2,134	863,088	36,019	901,241
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	10	—	(27)	—	(27)
Equity-based compensation	—	—	4,098	—	4,098
Net income (loss)	—	—	—	30,558	30,558
BALANCE AT SEPTEMBER 30, 2019	213,404	$2,134	$867,159	$66,577	$935,870

BALANCE AT DECEMBER 31, 2017	212,931	$2,129	$773,674	$(76,458)	$699,345
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	180	2	(202)	—	(200)
Equity-based compensation	—	—	75,678	—	75,678
Net income (loss)	—	—	—	(39,403)	(39,403)
BALANCE AT MARCH 31, 2018	213,111	2,131	849,150	(115,861)	735,420
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	68	1	—	—	1
Equity-based compensation	—	—	2,379	—	2,379
Net income (loss)	—	—	—	45,081	45,081
BALANCE AT JUNE 30, 2018	213,179	2,132	851,529	(70,780)	782,881
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	2	—	—	—	—
Equity-based compensation	—	—	2,614	—	2,614
Net income (loss)	—	—	—	(26,566)	(26,566)
BALANCE AT SEPTEMBER 30, 2018	213,181	$2,132	$854,143	$(97,346)	$758,929
The accompanying Notes are an integral part of these unaudited consolidated financial statements.

JAGGED PEAK ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,423)	$(20,888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion expense	186,365	160,552
Impairment of unproved oil and natural gas properties	32,763	53
Amortization of debt issuance costs	1,770	1,753
Deferred income taxes	(5,986)	14,737
Equity-based compensation	11,025	80,671
(Gain) loss on commodity derivatives	85,702	110,426
Net cash receipts (payments) on settled derivatives	(14,651)	(33,705)
(Gain) on sale of oil and natural gas properties	—	(6,225)
Other	(98)	(234)
Change in operating assets and liabilities:
Accounts receivable and other current assets	(2,407)	(29,854)
Accounts payable and accrued liabilities	641	40,461
Net cash provided by operating activities	272,701	317,747
CASH FLOWS FROM INVESTING ACTIVITIES
Leasehold and acquisition costs	(32,931)	(18,854)
Development of oil and natural gas properties	(477,681)	(551,059)
Other capital expenditures	(837)	(3,245)
Proceeds from sale of oil and natural gas properties	—	8,377
Net cash used in investing activities	(511,449)	(564,781)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	215,000	165,000
Repayment of credit facility	—	(320,000)
Proceeds from senior notes	—	500,000
Debt issuance costs	(197)	(13,350)
Employee tax withholding for settlement of equity compensation awards	(681)	(200)
Net cash provided by financing activities	214,122	331,450
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,626)	84,416
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,229	9,523
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,603	$93,939
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest	$18,200	$4,009
Cash paid for income taxes	—	—
Cash paid for operating lease liabilities included in cash flows from operating activities	1,123	—
Cash paid for operating lease liabilities included in cash flows from investing activities	26,918	—
SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITIES
Lease liabilities arising from obtaining right-of-use assets	$73,413	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$102,275	$100,780
Asset retirement obligations	1,619	567
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

Estimates made in preparing these consolidated financial statements include, among other things, (1) oil and natural gas reserve quantities, which impact depletion of oil and natural gas properties and evaluation and measurement of any impairment of proved oil and natural gas properties, (2) impairment of unproved oil and natural gas properties, which includes assumptions about future development and lease renewal, commodity price outlooks and prevailing market rates, (3) accrued operating and capital costs, (4) asset retirement obligation timing and costs, (5) lease terms and incremental borrowing rates used in the determination of lease assets and liabilities, (6) measurement of equity-based compensation, (7) fair value of derivative instruments, (8) deferred income taxes and (9) disclosure of commitments and contingencies. Changes in these estimates and assumptions could have a significant impact on results in future periods.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

Revenue Recognition

Disaggregation of Revenue. The Company’s oil, natural gas and NGL sales revenues represent substantially all of its revenues, and are derived from the sale of oil, natural gas and NGL production from the Delaware Basin. The Company believes the disaggregation of revenues into oil sales, natural gas sales and NGL sales, as seen on the consolidated statements of operations, is an appropriate level of detail for its primary activity.

Contract Assets and Liabilities. The Company’s performance obligations for its contracts with customers are satisfied at a point in time through the delivery of oil and natural gas to its customers. Accordingly, the Company did not have any contract assets or liabilities as of September 30, 2019 and December 31, 2018.

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

Accounts Receivable

At September 30, 2019 and December 31, 2018, accounts receivable was comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Oil and gas sales	$54,233	$40,465
Joint interest	5,172	14,058
Other	2,657	6,663
Total accounts receivable	$62,062	$61,186

At September 30, 2019 and December 31, 2018, the Company did not have any reserves for doubtful accounts and did not incur any bad debt expense in any period presented.

Oil and Natural Gas Properties

A summary of the Company’s oil and natural gas properties, net is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Proved oil and natural gas properties	$2,244,576	$1,746,766
Unproved oil and natural gas properties	133,189	158,732
Total oil and natural gas properties	2,377,765	1,905,498
Less: Accumulated depletion	(569,733)	(386,883)
Total oil and natural gas properties, net	$1,808,032	$1,518,615

Capitalized leasehold costs attributable to proved properties are depleted using the units-of-production method based on proved reserves on a field basis. Capitalized well costs, including asset retirement costs, are depleted based on proved developed reserves on a field basis. For the three months ended September 30, 2019 and 2018, the Company recorded depletion for oil and natural gas properties of $65.6 million and $57.2 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded depletion for oil and natural gas properties of $184.9 million and $159.0 million, respectively. Depletion expense is included in depletion, depreciation, amortization and accretion expense on the accompanying consolidated statements of operations.

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

Short-term leases have a term of 12 months or less. The Company recognizes short-term lease cost based on usage of the asset over the lease term and does not record a ROU asset or lease liability for such leases.

The Company monitors for events or changes in circumstances that may require a reassessment or impairment of its leases, at which time the Company's ROU assets for operating leases may be reduced by impairment losses.

Accrued Liabilities

The components of accrued liabilities are shown below:

(in thousands)	September 30, 2019	December 31, 2018
Accrued capital expenditures	$80,153	$74,688
Accrued production and ad valorem taxes	12,765	7,802
Accrued interest	12,645	4,896
Royalties payable	9,684	19,964
Accrued LOE	9,944	8,014
Accrued accounts payable	1,454	5,941
Other current liabilities	10,210	8,707
Total accrued liabilities	$136,855	$130,012

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

The following table summarizes the Company’s derivative contracts as of September 30, 2019:

Contract Period	Volumes (MBbls)	Wtd Avg Price ($/Bbl)
Oil Swaps: (1)
Fourth quarter 2019	1,932	$59.95
Year ending December 31, 2020	7,320	$58.25
Oil Basis Swaps: (2)
Fourth quarter 2019	2,300	$(4.79)
Year ending December 31, 2020	9,516	$(1.31)

(1)	The index prices for the oil swaps are based on the NYMEX–WTI monthly average futures price.

(2)	The oil basis swap differential price is between Cushing–WTI and Midland–WTI.

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

At September 30, 2019, the Company had commodity derivative contracts with seven counterparties, all of which were lenders, or affiliates of lenders, under the Company’s Amended and Restated Credit Facility (as defined in Note 4, Debt) and all of which had investment grade credit ratings. These counterparties accounted for all the Company’s counterparty credit exposure related to commodity derivative assets.

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

Consolidated Statements of Operations

The Company recognized the following gains (losses) on derivative instruments in its consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net gain (loss) on settled derivative instruments	$(3,484)	$(6,347)	$(14,651)	$(33,705)
Net gain (loss) from the change in fair value of open derivative instruments	42,905	(90,169)	(71,051)	(76,721)
Gain (loss) on derivative instruments, net	$39,421	$(96,516)	$(85,702)	$(110,426)

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following tables present the amounts and classifications of the Company’s commodity contract derivative assets and liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

As of September 30, 2019:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$48,006	$(25,639)	$22,367
Commodity contracts	Noncurrent assets - derivative instruments	13,961	(4,659)	9,302
Total assets		$61,967	$(30,298)	$31,669
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$27,738	$(25,639)	$2,099
Commodity contracts	Noncurrent liabilities - derivative instruments	4,659	(4,659)	—
Total liabilities		$32,397	$(30,298)	$2,099

As of December 31, 2018:	Balance Sheet Location	Gross amounts presented on the balance sheet	Netting adjustments not offset on the balance sheet	Net amounts
Assets
Commodity contracts	Current assets - derivative instruments	$103,092	$(18,815)	$84,277
Commodity contracts	Noncurrent assets - derivative instruments	31,899	(9,668)	22,231
Total assets		$134,991	$(28,483)	$106,508
Liabilities
Commodity contracts	Current liabilities - derivative instruments	$23,208	$(18,815)	$4,393
Commodity contracts	Noncurrent liabilities - derivative instruments	11,162	(9,668)	1,494
Total liabilities		$34,370	$(28,483)	$5,887

Note 4—Debt

The Company’s debt consisted of the following at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Senior secured revolving credit facility	$215,000	$—
5.875% senior unsecured notes due 2026	500,000	500,000
Debt issuance costs on senior unsecured notes	(9,731)	(10,761)
Total long-term debt	$705,269	$489,239

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2019, the Company was in compliance with the financial covenants under its Amended and Restated Credit Facility .

As of September 30, 2019, the borrowing base and elected commitments remained at $900.0 million and $540.0 million, respectively, and the Company had $215.0 million outstanding and $325.0 million of elected commitments available. The weighted-average interest rate as of September 30, 2019 was 3.80%.

5.875% Senior Unsecured Notes due 2026

JPE LLC has $500.0 million aggregate principal amount of 5.875% senior unsecured notes that mature on May 1, 2026 (the “Senior Notes”). Interest is payable on the Senior Notes semi-annually in arrears on each May 1 and November 1.

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Jagged Peak and may be guaranteed by future subsidiaries. Jagged Peak has no independent assets or operations and has no subsidiaries other than JPE LLC. There are no significant restrictions on the Company’s ability to obtain funds from its subsidiary in the form of cash dividends or other distributions of funds.

In March 2019 the Company completed an offer to exchange the Senior Notes for registered, publicly tradable notes that have terms identical in all material respects to the Senior Notes (except that the exchange notes do not contain any transfer restrictions).

If the Company experiences certain defined changes of control, each holder of the Senior Notes may require the Company to repurchase all or a portion of its Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Notes plus accrued and unpaid interest as of the date of repurchase, if any, pursuant to a change of control offer made by the Company pursuant to the terms of the indenture governing the Senior Notes.

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

Note 5—Equity-based Compensation

Equity-based compensation expense, for each type of equity-based award, was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Incentive unit awards	$856	$609	$2,050	$75,767
Restricted stock unit awards	1,624	883	4,520	2,996
Performance stock unit awards	1,403	1,016	3,987	1,513
Restricted stock unit awards issued to nonemployee directors	215	106	468	395
Equity-based compensation expense	$4,098	$2,614	$11,025	$80,671

Equity-based compensation expense, which is recorded in general and administrative expense in the accompanying consolidated statements of operations, will fluctuate based on the grant-date fair value of awards, the number of awards, the requisite service period of the awards, modification of awards, employee forfeitures and the timing of the awards.

For the nine months ended September 30, 2018, equity-based compensation expense included (1) $71.3 million related to a modification of the service requirements in February 2018 for the incentive unit awards allocated at the IPO and (2) the reversal of equity-based compensation expense associated with awards that were forfeited during the nine months ended September 30, 2018, notably performance stock unit (“PSU”) awards forfeited by former executive officers. As the Company’s policy is to recognize forfeitures as they occur, previously recognized expense on unvested awards is reversed at the date of forfeiture.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s award activity for incentive units, restricted stock units (“RSU”) and PSUs for the nine months ended September 30, 2019:

	Incentive Units (2)	RSUs	PSUs
Unvested at December 31, 2018	5,397,555	871,119	691,363
Awards Granted (1)	28,991	1,232,503	657,664
Vested	(2,598,796)	(291,704)	—
Forfeited	(28,991)	(137,510)	(135,299)
Unvested at September 30, 2019	2,798,759	1,674,408	1,213,728

(1)
The weighted average grant-date fair value was $8.27 for incentive units, $10.18 for RSUs and $12.63 for PSUs. The weighted average grant-date fair value for PSUs was calculated using a Monte Carlo simulation.

(2)	Included in the unvested incentive units at September 30, 2019 are 2,433,821 units for which equity-based compensation expense has been accelerated and fully recognized.

The following table reflects the future equity-based compensation expense to be recorded for each type of award that was outstanding at September 30, 2019:

	Incentive Units	RSUs (1)	PSUs
Compensation costs remaining at September 30, 2019 (in millions)	$3.5	$13.8	$9.5
Weighted average remaining period at September 30, 2019 (in years)	1.6	2.1	1.8

(1)	The remaining compensation cost at September 30, 2019 for the nonemployee director RSUs was $0.5 million, with a weighted average remaining period of 0.6 years.

Note 6—Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is similarly computed, except that the denominator includes the effect, using the treasury stock method, of unvested RSUs and PSUs if including such potential shares of common stock units is dilutive. The PSUs included in the calculation of diluted weighted average shares outstanding are based on the number of shares of common stock that would be issuable if the end of the reporting period was the end of the performance period required for the vesting of such PSU awards. Shares to be issued in exchange for incentive units are already outstanding and will not have a dilutive effect upon vesting. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all awards is antidilutive.

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss) attributable to common stock	$30,558	$(26,566)	$(22,423)	$(20,888)

Basic weighted average shares outstanding	213,403	213,180	213,349	213,109
Dilutive unvested RSUs	35	—	—	—
Dilutive unvested PSUs	262	—	—	—
Diluted weighted average shares outstanding	213,700	213,180	213,349	213,109

Net income (loss) per common share:
Basic	$0.14	$(0.12)	$(0.11)	$(0.10)
Diluted	$0.14	$(0.12)	$(0.11)	$(0.10)

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the weighted average number of outstanding equity awards that have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive. These shares could dilute basic earnings per share in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Number of antidilutive units: (1)
Antidilutive unvested RSUs	1,575	791	1,455	721
Antidilutive unvested PSUs	225	603	1,076	496

(1)	When the Company incurs a net loss, all outstanding equity awards are excluded from the calculation of diluted loss per common share because the inclusion of these awards would be antidilutive.

Note 7—Income Taxes

The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs.

Income tax expense was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Income tax expense (benefit)	$8,597	$(7,315)	$(5,986)	$14,737
Effective tax rate	22.0%	21.6%	21.1%	(239.6)%

For the nine months ended September 30, 2018, the Company’s effective tax rate differed from the federal statutory rate of 21% primarily due to nondeductible equity-based compensation related to incentive unit awards allocated at the time of the IPO, and permanent differences on vested equity-based compensation awards.

Note 8—Asset Retirement Obligations

The following table summarizes the changes in the carrying amount of the asset retirement obligations for the nine months ended September 30, 2019. The current portion of the asset retirement obligation liability is included in accrued liabilities on the consolidated balance sheets.

(in thousands)
Asset retirement obligations at January 1, 2019	$2,072
Liabilities incurred and assumed	902
Liability settlements	(318)
Revisions of estimated liabilities	717
Accretion	159
Asset retirement obligations at September 30, 2019	3,532
Less current portion of asset retirement obligations	(923)
Long-term asset retirement obligations	$2,609

During the nine months ended September 30, 2019, the Company recognized revisions of estimated liabilities totaling $0.7 million which were due to changes in estimated abandonment timing and costs.

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

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Reclassifications of fair value among Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers among Level 1, Level 2 or Level 3 during the nine months ended September 30, 2019.

Assets and liabilities measured on a recurring basis

Certain assets and liabilities are reported at fair value on a recurring basis. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Level 2
(in thousands)	September 30, 2019	December 31, 2018
Assets from commodity derivative contracts	$61,967	$134,991
Liabilities due to commodity derivative contracts	$32,397	$34,370

The fair value of the Company’s oil swaps and basis swaps is computed using discounted cash flows for the remaining duration of each commodity derivative instrument using the terms of the related contract. Inputs include published forward commodity price curves as of the date of the estimate. The Company compares these prices to the price parameters contained in its derivative contracts to determine estimated future cash inflows or outflows, which are then discounted. The fair values of the Company’s commodity derivative assets and liabilities include a measure of credit risk. These valuations are made using Level 2 inputs.

Fair Value of Other Financial Instruments

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	September 30, 2019		December 31, 2018
(in thousands)	Principal Amount	Fair Value	Principal Amount	Fair Value
Long-term debt:
Senior secured revolving credit facility	$215,000	$215,000	$—	$—
5.875% senior unsecured notes due 2026	$500,000	$501,490	$500,000	$466,250

The fair value of the Amended and Restated Credit Facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and these inputs are classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes at September 30, 2019 was based on the quoted market price and is classified as Level 1 in the fair value hierarchy.

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

The following table sets forth the noncash impairments of both proved and unproved properties for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Proved oil and natural gas property impairments	$—	$—	$—	$—
Unproved oil and natural gas property impairments (1)	31,817	—	32,763	53
	$31,817	$—	$32,763	$53

(1)
Impairment of unproved oil and natural gas properties in 2019 primarily resulted from the Company’s ongoing evaluation of its undeveloped Big Tex acreage and the current plan to not drill on certain of these leases before they expire. Impairment of unproved oil and natural gas properties in 2018 resulted from expirations of certain undeveloped leases.

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

Note 10—Leases

The Company’s ROU assets include leases for its drilling rigs, its corporate headquarters and certain office equipment, with the significant lease types described below in more detail. As of September 30, 2019, the Company’s leases have remaining lease terms of 0.5 years to 8.7 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements do not contain any material restrictive covenants. Additionally, the Company currently does not have any finance leases.

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

Corporate Headquarters. The Company leases office space for its corporate headquarters. The Company has determined that it cannot conclude with reasonable certainty that it will exercise any option to extend the contract past the noncancelable term. As such, the Company uses the noncancelable term in its calculation of the ROU asset and lease liability. The lease for the Company’s corporate headquarters provides for increases in future minimum annual rental payments as defined in the lease agreement. The lease also includes real estate taxes and common area maintenance charges, which are expensed when occurred. The Company classifies its leases for office space as operating leases, with the costs recognized as “general and administrative expenses” in its consolidated statements of operations.

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

	Three months ended	Nine months ended
(in thousands)	September 30, 2019	September 30, 2019
Operating lease cost (1)	$9,297	$27,891
Short-term lease cost (2)	5,273	33,553
Variable lease cost (3)	369	941
Total lease cost	$14,939	$62,385

(1)	The total operating lease cost may not agree to the cash paid for operating lease liabilities on the consolidated statements of cash flows due to the timing of cash payments and incurred costs.

(2)
Short-term lease cost during the three months ended September 30, 2019 is primarily related to one short-term drilling rig and certain field equipment. During the three months ended March 31, 2019, costs from the Company’s frac fleets were also included in this amount, which is seen in the nine months ended September 30, 2019. Subsequent to March 31, 2019, the Company determined that the frac fleets are considered to have a term of one month or less and are no longer included in the short-term lease cost disclosure.

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

Lease Maturities

The table below reconciles the undiscounted lease payment maturities to the lease liabilities for the Company’s operating leases as of September 30, 2019:

	Remainder	Payments Due by Period for the Year Ending December 31,
(in thousands)	of 2019	2020	2021	2022	2023	Thereafter	Total
Operating lease payments (1)	$9,450	$33,428	$1,547	$1,558	$1,589	$7,378	$54,950
Less: amount of lease payments representing interest							(3,168)
Present value of future minimum lease payments							51,782
Less: current operating lease liabilities							(36,263)
Long-term operating lease liabilities							$15,519

(1)
The operating lease payments represent the total payment obligation to be incurred over the remaining life of the lease. A portion of these costs will be billed to the Company’s working interest partners when the payment is incurred based on the nature of the cost and the relative working interest of the working interest partner.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental Lease Information

Supplemental information related to the Company’s operating leases was as follows:

September 30, 2019
Weighted average remaining lease term - operating leases (in years)	2.8
Weighted average discount rate - operating leases (1)	4.2%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

As of September 30, 2019, the Company has an additional lease that has not yet commenced related to additional office space for our corporate headquarters. The new lease is expected to commence in the first quarter of 2020, has a remaining lease term of 3.7 years and expected cash payments of $1.5 million.

As described in Note 2, Significant Accounting Policies and Related Matters, the Company adopted ASU 2016-02 using the modified retrospective approach as permitted under ASU 2018-11. This ASU also requires entities electing this transition method to provide the required disclosures under ASC 840 for all periods that continue to be presented in accordance with ASC 840. As such, the Company included the future minimum payments for noncancelable operating leases as of December 31, 2018, in accordance with ASC 840, as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$1,547	$1,539	$1,553	$1,559	$1,589	$7,378	$15,165

In addition, lease payments associated with these operating leases were $0.5 million and $1.8 million for the three and nine months ended September 30, 2018, respectively.

Note 11—Commitments and Contingencies

Commitments

There were no material changes in commitments during the first nine months of 2019. Please refer to Note 10, Commitments and Contingencies, in the 2018 Form 10-K for additional discussion.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable. At both September 30, 2019 and December 31, 2018, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

Note 12—Related Party Transactions

As a result of Quantum’s significant ownership interest in the Company, the Company identified Oryx Midstream Services, LLC (together with Oryx Southern Delaware Holdings, LLC, “Oryx”) and Phoenix Lease Services, LLC (“Phoenix”) as related parties. These entities are considered related parties as Quantum owns an interest, either directly or indirectly, in each entity.

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

During the second quarter of 2019, Quantum sold its interest in Oryx, at which point Oryx ceased to be a related party. As a result, transactions with Oryx that occurred subsequent to the date of sale are no longer considered related party transactions and are not included in the below disclosures.

The following table summarizes fees paid to Oryx and Phoenix for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Oryx via 3rd party shipper (1)	$—	$6,435	$14,041	$16,719
Oryx (2)	$32	$140	$548	$440
Phoenix (3)	$17	$98	$68	$319

(1)
Fees paid by the Company’s third-party shipper to Oryx pursuant to the crude oil transportation and gathering agreement are netted against revenue as they are included in the net price paid by the third-party shipper.

(2)
Fees paid to Oryx for the purchase and installation of metering equipment are capitalized to proved properties on the consolidated balance sheets. The Company also received $45 thousand from Oryx during the nine months ended September 30, 2019 related to pipeline easements and right of way agreements.

(3)	Fees paid to Phoenix are capitalized to proved properties on the consolidated balance sheets.

At September 30, 2019 the Company had no outstanding payables to these related parties. At December 31, 2018, the Company had outstanding payables of $2.6 million to these related parties. See Note 11, Related Party Transactions, in the 2018 Form 10-K for more information.

Note 13—Subsequent Events

Proposed Merger of Jagged Peak with Parsley Energy, Inc.

On October 14, 2019, Jagged Peak entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parsley Energy, Inc., a Delaware corporation (“Parsley”), and Jackal Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parsley (“Merger Sub”).

The closing of the Merger (as defined below) is expected to occur in the first quarter of 2020.

The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (1) Merger Sub will merge with and into Jagged Peak (the “Merger”), with Jagged Peak surviving the Merger as a wholly owned subsidiary of Parsley organized under the laws of the State of Delaware (the “Surviving Corporation”) and (2) following the Merger, the Surviving Corporation will merge with and into wholly owned limited liability company subsidiary of Parsley organized under the laws of the State of Delaware (“LLC Sub” and such merger, the “LLC Sub Merger”), with LLC Sub continuing as the surviving entity in the LLC Sub Merger and a wholly owned subsidiary of Parsley.

On the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the Merger, each share of Jagged Peak common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger (excluding certain Excluded Shares and Non-Cancelled Shares (each, as defined in the Merger Agreement)) shall be converted into the right to receive from Parsley 0.447 fully-paid and non-assessable shares of Class A common stock, par value $0.01 per share, of Parsley (“Parsley Class A common stock”), with cash to be paid in lieu of fractional shares. Parsley’s Class A common stock is listed and trades on the New York Stock Exchange (the “NYSE”) under the ticker symbol PE.

The completion of the Merger is subject to certain customary mutual conditions, including (i) the receipt of the required approvals from Jagged Peak’s and Parsley’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act and any other applicable antitrust laws, (iii) the absence of any governmental order or law that makes consummation of the Merger illegal or otherwise prohibited, (iv) Parsley’s registration statement on Form S-4 (the “Form S-4”) having been declared effective by the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, (v) Parsley Class A common stock issuable in connection with the Merger having been authorized for listing on the NYSE, upon official notice of issuance, and (vi) the receipt by each party of a customary opinion that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the U.S. tax code. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.

The Merger Agreement contains termination rights for each of Jagged Peak and Parsley, including, among others, if the consummation of the Merger does not occur on or before May 14, 2020. Upon termination of the Merger Agreement under specified circumstances, Jagged Peak may be required to pay Parsley a termination fee equal to $57.4 million or transaction

JAGGED PEAK ENERGY INC.
Notes to Consolidated Financial Statements
(Unaudited)

expenses of $16.4 million. Upon termination of the Merger Agreement under specified circumstances, Parsley may be required to pay the Company a termination fee equal to $189.0 million or transaction expenses of $54.0 million.

On November 4, 2019, Parsley filed the Form S-4 to register the Parsley shares to be issued in the Merger. The Form S-4 is subject to review by the SEC, and Parsley may file one or more amendments to the Form S-4 in the future.

Additional information on the proposed Merger, including the Merger Agreement, is included in the Form 8-K/A filed with the SEC on October 15, 2019.

Waiver to Redetermination Scheduled On or Around October 1, 2019

Due to the pending Merger of the Company with Parsley, the Company received a waiver for the redetermination of the borrowing base of the Amended and Restated Credit Facility that was scheduled to occur on or around October 1, 2019. Based on the terms of the waiver, the Company’s next borrowing base redetermination is scheduled to occur by February 15, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q as well as our audited consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis describes the principal factors affecting the Company’s results of operations, liquidity, capital resources and contractual obligations. Additionally, the discussion and analysis contains forward-looking statements, including, without limitation, statements related to our future plans, estimates, beliefs and expected performance. Please see “Cautionary Statement Concerning Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part 1, Item 1A. Risk Factors” in our 2018 Form 10-K and this Quarterly Report on Form 10-Q.

In this section, references to “Jagged Peak,” “the Company,” “we,” “us” and “our” refer to Jagged Peak Energy Inc. and its subsidiaries, Jagged Peak Energy LLC (“JPE LLC”).

Overview

We are an independent oil and natural gas company focused on the acquisition and development of unconventional oil and associated liquids-rich natural gas reserves. Our operations are entirely located in the United States, within the Permian Basin of West Texas. Our primary area of focus is the southern Delaware Basin; the Delaware Basin is a sub-basin of the Permian Basin. Our acreage is located on large, contiguous blocks in the adjacent Texas counties of Winkler, Ward, Reeves and Pecos, with significant original oil-in-place within multiple stacked hydrocarbon-bearing formations. At September 30, 2019, our acreage position was approximately 77,200 net acres.

Summary of Operating and Financial Results for the Nine Months Ended September 30, 2019

•	Brought online 48 gross (40.5 net) wells;

•	Increased average daily production from the first nine months of 2018 by 16% to 38,081 Boe/d, comprised of 76% oil;

•	Grew oil production 14% to 29,073 barrels per day, natural gas production by 13% to 25.0 MMcf/d and NGL production by 32% to 4,836 barrels per day compared to the first nine months of 2018;

•	Impacted by negative natural gas revenues as a result of low and/or negative natural gas prices and the effect of gathering and processing costs; and

•	Recorded impairment expense of $32.8 million largely related to our Big Tex area and our current plan to not drill on certain of these leases before they expire.

Proposed Merger with Parsley Energy

On October 14, 2019, Jagged Peak entered into a Merger Agreement with Parsley Energy, Inc., a Delaware corporation (“Parsley”), and Jackal Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parsley (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Jagged Peak (the “Merger”), with Jagged Peak surviving the Merger as a wholly owned subsidiary of Parsley organized under the laws of the State of Delaware (the “Surviving Corporation”). Following the Merger, the Surviving Corporation will merge with and into a wholly owned limited liability company subsidiary of Parsley organized under the laws of the State of Delaware (“LLC Sub” and such merger, the “LLC Sub Merger”), with LLC Sub continuing as the surviving entity in the LLC Sub Merger and a wholly owned subsidiary of Parsley.

Under the terms of the Merger Agreement, each issued and outstanding eligible share of our common stock will be converted into the right to receive 0.447 of a share of Parsley Class A common stock (“Parsley Class A common stock”).

The closing of the Merger is expected to occur in the first quarter of 2020, subject to approvals from the stockholders of Jagged Peak and Parsley and certain other conditions.

See Note 13, Subsequent Events, in “Part I. Financial Information - Item 1. Financial Statements” for more information regarding the Merger.

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

The prices we receive for our oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the NYMEX–WTI oil price or the NYMEX–Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. As of September 30, 2019, our oil production was sold based on prices established in Midland, Texas, and our natural gas production was effectively sold based on prices established at the Waha Hub in West Texas. These basis differentials can positively or negatively impact our oil and natural gas revenues.

For the three and nine months ended September 30, 2019 and 2018, our production revenues were derived from the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil sales	98%	91%	98%	93%
Natural gas sales	1%	2%	—%	2%
Natural gas liquids sales	1%	7%	2%	5%
Total (1)	100%	100%	100%	100%

(1)	Our oil, natural gas and NGL revenues do not include the effects of derivatives.

The daily spot prices from published sources for Midland–WTI and for natural gas prices at the Waha Hub fluctuated compared to the corresponding NYMEX prices, as seen in the table below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Crude Oil (per Bbl):
Low NYMEX–WTI price	$51.14	$65.07	$46.31	$59.20
High NYMEX–WTI price	$63.10	$74.19	$66.24	$77.41
Low Midland–WTI price	$50.69	$48.01	$41.09	$48.01
High Midland–WTI price	$63.20	$66.37	$63.20	$66.91
Natural Gas (per Mcf):
Low NYMEX–Henry Hub price	$2.02	$2.73	$2.02	$2.49
High NYMEX–Henry Hub price	$2.75	$3.12	$4.25	$6.24
Low Waha Hub price	$(0.16)	$0.81	$(4.63)	$0.81
High Waha Hub price	$1.93	$2.51	$3.27	$7.27

Compared with the three and nine month periods of 2018, oil differentials have narrowed in the three and nine month periods of 2019 as a result of stabilization in the area and multiple pipelines that have been commissioned to resolve oil takeaway capacity issues.

The widening natural gas basis differentials during the three and nine months ended September 30, 2019 compared to the same periods in 2018 are largely attributable to the lack of sufficient pipeline takeaway capacity for oil and natural gas production in the Delaware Basin, primarily resulting from increased gas production in the area ahead of new pipelines commencing service. Additionally, the Waha Hub experienced a number of outages and maintenance projects impacting major pipelines in the area.

While we were adversely impacted by low or negative Waha prices during the first nine months of 2019, we have continued to produce our wells in order to sell oil, to meet lease and regulatory requirements and to sell the NGLs derived from processing the associated gas production. In addition to the low or negative price at the Waha Hub, the price we receive for our residue gas is affected by certain location, quality and other factors, as well as gathering and processing costs, as stipulated in our marketing agreements with purchasers.

Index prices for various NGL components decreased during the three and nine months ended September 30, 2019 compared to the same periods of 2018. In addition to the index price, the prices we receive for our NGL components are affected by location, quality and other differentials, as well as gathering and processing costs.

The following table presents our average realized commodity prices, the effects of derivative settlements on our realized prices, the average daily NYMEX spot prices from published sources for oil and natural gas index prices, the average Midland–WTI oil spot price and the average Waha Hub natural gas spot price, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Crude Oil (per Bbl):
Average realized price	$53.55	$55.95	$52.52	$59.15
Average realized price, including derivative settlements	$52.29	$53.45	$50.67	$54.30
Average NYMEX–WTI price	$56.34	$69.69	$57.04	$66.93
Average Midland–WTI price	$56.07	$55.25	$55.85	$59.21
Natural Gas (per Mcf):
Average realized price	$0.31	$1.19	$0.13	$1.29
Average NYMEX–Henry Hub price	$2.38	$2.93	$2.62	$2.95
Average Waha Hub price	$0.94	$1.89	$0.78	$2.10
NGLs (per Bbl):
Average realized price	$3.47	$24.81	$6.58	$23.71

See “Results of Operations” below for an analysis of the impact changes in realized prices had on our revenues.

Derivative Activity

To reduce the volatility of commodity prices, we enter into derivative instrument contracts which provide increased certainty of cash flows for funding our drilling program and debt service requirements.

As of September 30, 2019, we entered into the following derivative contracts:

Contract Period	Volumes (MBbls)	Wtd Avg Price ($/Bbl)
Oil Swaps (entered into as of September 30, 2019): ¹
October 1, 2019 through December 31, 2020	9,252	$58.60
Oil Basis Swaps (entered into as of September 30, 2019): ²
October 1, 2019 through December 31, 2020	11,816	$(1.98)

(1)	The index prices for the oil swaps are based on the NYMEX–WTI (Cushing, OK) monthly average futures price.

(2)	The oil basis swap differential price is between Cushing–WTI and Midland–WTI.

During the nine months ended September 30, 2019, we incurred net payments of $14.7 million related to derivative agreements that settled during this time. We do not currently hedge price risk on any of our natural gas or NGL production, but, in the future, we may seek to hedge such production. See Note 3, Derivative Instruments, in “Part I. Financial Information - Item 1. Financial Statements” and “Item 3—Quantitative and Qualitative Disclosure About Market Risk—Commodity Price Risk” for information regarding our derivative instruments, exposure to market risk and the effects of changes in commodity prices.

Results of Operations

Comparison of the three months ended September 30, 2019 versus September 30, 2018

Revenues

Oil and Natural Gas Revenues.    The following table provides the components of our revenues for the three months ended September 30, 2019 and 2018, as well as each period’s respective average realized prices and production volumes:

	Three Months Ended September 30,
(in thousands or as indicated)	2019	2018	Change	% Change
Production revenues:
Oil sales	$147,710	$141,598	$6,112	4%
Natural gas sales	727	2,552	(1,825)	(72)%
NGL sales	1,628	10,814	(9,186)	(85)%
Total production revenues	$150,065	$154,964	$(4,899)	(3)%
Average realized price: (1)
Oil (per Bbl)	$53.55	$55.95	$(2.40)	(4)%
Natural gas (per Mcf)	$0.31	$1.19	$(0.88)	(74)%
NGLs (per Bbl)	$3.47	$24.81	$(21.34)	(86)%
Total (per Boe)	$41.51	$46.64	$(5.13)	(11)%
Production volumes:
Oil (MBbls)	2,758	2,531	227	9%
Natural gas (MMcf)	2,331	2,139	192	9%
NGLs (MBbls)	469	436	33	8%
Total (MBoe)	3,616	3,323	293	9%
Average daily production volume:
Oil (Bbls/d)	29,980	27,507	2,473	9%
Natural gas (Mcf/d)	25,339	23,245	2,094	9%
NGLs (Bbls/d)	5,096	4,738	358	8%
Total (Boe/d)	39,299	36,118	3,181	9%

(1)	Average prices shown in the table do not include settlements of commodity derivative transactions.

As reflected in the table above, our total production revenue for the three months ended September 30, 2019 was 3%, or $4.9 million, lower than that of the same period from 2018. The decrease is due to lower realized commodity prices, partially offset by higher sales volumes during the three months ended September 30, 2019. Our aggregate production volumes in the three months ended September 30, 2019 were 3,616 MBoe, comprised of 76% oil, 11% natural gas and 13% NGLs. This represents an increase of 9% over aggregate production volumes of 3,323 MBoe during the three months ended September 30, 2018.

The following table reconciles the change in oil, natural gas and NGL sales by reflecting the effect of changes in volumes and in the underlying commodity prices, from the three months ended September 30, 2018 to the three months ended September 30, 2019:

(in thousands)	Oil sales (1)	Natural gas sales (1)	NGL sales (1)	Total (1)
Three months ended September 30, 2018	$141,598	$2,552	$10,814	$154,964
Changes due to:
Increase (decrease) in production volumes	12,732	226	819	13,777
Increase (decrease) in average realized prices (2)	(6,620)	(2,051)	(10,005)	(18,676)
Three months ended September 30, 2019	$147,710	$727	$1,628	$150,065

(1)
The net dollar effect of the increases in production is calculated as the change in period-to-period volumes for oil, natural gas and NGLs multiplied by the prior period average prices. The net dollar effect of the changes in prices is calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas and NGLs.

(2)
Natural gas and NGL revenues include gathering and processing costs. For the three months ended September 30, 2019 and 2018, these costs reduced our natural gas revenues by $0.9 million and $1.1 million, respectively, and reduced our NGL prices by $3.8 million and $3.6 million, respectively.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Three Months Ended September 30,				Per Boe
(in thousands, except per Boe)	2019	2018	Change	% Change	2019	2018
Lease operating expenses	$17,554	$11,184	$6,370	57%	$4.85	$3.37
Production and ad valorem taxes	11,263	9,517	1,746	18%	$3.11	$2.86
Exploration	3	23	(20)	(87)%	$—	$0.01
Depletion, depreciation, amortization and accretion	66,069	57,660	8,409	15%	$18.27	$17.35
Impairment of unproved oil and natural gas properties	31,817	—	31,817	NM	NM	NM
Other operating expenses	—	19	(19)	(100)%	$—	$0.01
General and administrative (before equity-based compensation)	9,571	9,707	(136)	(1)%	$2.65	$2.92
Total operating expenses (before equity-based compensation)	136,277	88,110	48,167	55%	$37.69	$26.52
Equity-based compensation	4,098	2,614	1,484
Total operating expenses	$140,375	$90,724	$49,651

NM
A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200. A per Boe calculation is not meaningful as the underlying expense does not correspond to changes in production.

Lease Operating Expenses.    Lease operating expense (“LOE”) increased to $17.6 million in the three months ended September 30, 2019, compared to $11.2 million for the same period of 2018. The increase largely corresponds to $7.5 million of workover expense in the three months ended September 30, 2019, an increase of $4.1 million compared to the same period of 2018. Additionally, during the three months ended September 30, 2019, our production and well counts increased between periods, resulting in overall higher costs for contract labor, equipment, chemicals and electricity. LOE per Boe increased 44% to $4.85 for the three months ended September 30, 2019, as compared to the same period of 2018, primarily due to increased costs for workovers, contract labor and chemicals.

Production and Ad Valorem Taxes.    Production and ad valorem taxes were $11.3 million for the three months ended September 30, 2019, an increase of $1.7 million, or 18%, from $9.5 million for the three months ended September 30, 2018. The increase is due to increased ad valorem taxes, which resulted from the addition of multiple new high-volume wells. This was partially offset by a slight decrease in production taxes that resulted from the decrease in revenues.

Depletion, Depreciation, Amortization and Accretion.    The components of depletion, depreciation, amortization and accretion (“DD&A”) expense for the three months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30,		Per Boe
(in thousands)	2019	2018	2019	2018
Depletion of oil and natural gas properties	$65,569	$57,170	$18.13	$17.20
Depreciation of other property and equipment	437	459	$0.12	$0.14
Accretion of asset retirement obligations	63	31	$0.02	$0.01
Depletion, depreciation, amortization and accretion	$66,069	$57,660	$18.27	$17.35

Depletion of oil and natural gas properties increased $8.4 million during the three months ended September 30, 2019 compared to the same period of 2018 due to higher production and an increase in our depletion rate. Our depletion rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The depletion rate per Boe increased 5% to $18.13 per Boe during the three months ended September 30, 2019, compared to $17.20 per Boe for the three months ended September 30, 2018. The increase in our depletion rate per Boe was largely due to an increase in capitalized costs, while the rate of increase in reserve volumes related to those drilling activities was lower than the rate of capital cost increase.

Impairment of Unproved Oil and Natural Gas Properties.    We incurred $31.8 million of impairment expense during the three months ended September 30, 2019, compared to none during the same period of 2018. The impairments during the three months ended September 30, 2019 were largely related to certain acreage within our Big Tex area, and our current plan to not drill on certain of these leases before they expire. No impairments were recorded on proved properties during the three months ended September 30, 2019 and 2018.

General and Administrative and Equity-based Compensation.    General and administrative expenses (“G&A”), excluding equity-based compensation, decreased 1% to $9.6 million for the three months ended September 30, 2019, from $9.7 million for the same period of 2018.

Equity-based compensation expense for the three months ended September 30, 2019 and 2018 is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Incentive unit awards	$856	$609	$247
Restricted stock unit awards	1,839	989	850
Performance stock unit awards	1,403	1,016	387
Equity-based compensation expense	$4,098	$2,614	$1,484

For additional information regarding our equity-based compensation, see Note 5, Equity-based Compensation, in “Part I. Financial Information - Item 1. Financial Statements.”

Other Income and Expense

The following table summarizes our other income and expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
Gain (loss) on commodity derivatives	$39,421	$(96,516)	$135,937
Interest expense, net	(9,974)	(8,256)	(1,718)
Gain on sale of oil and natural gas properties	—	6,225	(6,225)
Other, net	18	12	6
Total other income (expense)	$29,465	$(98,535)	$128,000

Gain (loss) on Commodity Derivatives.    We utilize commodity derivative instruments to reduce our exposure to fluctuations in commodity prices. This amount includes (i) the gain (loss) related to derivative contracts that have settled within the period and (ii) the gain (loss) related to fair value adjustments on our open derivative contracts. The following table sets forth these components for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands)	2019	2018
Net gain (loss) on settled derivative instruments	$(3,484)	$(6,347)
Net gain (loss) from the change in fair value of open derivative instruments	42,905	(90,169)
Gain (loss) on commodity derivatives	$39,421	$(96,516)

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

Interest Expense, net.    The following table summarizes our interest expense for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands)	2019	2018
Amended and Restated Credit Facility (1)	$2,249	$491
Senior Notes	7,343	7,322
Amortization of debt issuance costs (2)	594	732
Capitalized interest	(212)	(289)
Interest expense, net	$9,974	$8,256

(1)	Includes interest on outstanding balances and commitment fees on undrawn balances.

(2)	Includes amortization of debt issuance costs on the Amended and Restated Credit Facility and Senior Notes.

The increase in interest expense on the Amended and Restated Credit Facility is due to an increase in our weighted average credit facility outstanding of $187.1 million during the three months ended September 30, 2019, compared to no borrowings during the same period of 2018.

Gain on Sale of Assets.    The $6.2 million gain on sale of assets in the three months ended September 30, 2018 related to the sale of non-core unproved acreage.

Income tax expense (benefit)

During the three months ended September 30, 2019, we had income tax expense of $8.6 million, compared to a benefit of $7.3 million for the same period of 2018. The change is primarily due to net income in the three months ended September 30, 2019 compared to a net loss for the same period of 2018.

Comparison of the nine months ended September 30, 2019 versus September 30, 2018

Revenues

Oil and Natural Gas Revenues.    The following table provides the components of our revenues for the nine months ended September 30, 2019 and 2018, as well as each period’s respective average realized prices and production volumes:

	Nine Months Ended September 30,
(in thousands or as indicated)	2019	2018	Change	% Change
Production revenues:
Oil sales	$416,824	$410,935	$5,889	1%
Natural gas sales	904	7,765	(6,861)	(88)%
NGL sales	8,680	23,721	(15,041)	(63)%
Total production revenues	$426,408	$442,421	$(16,013)	(4)%
Average realized price: (1)
Oil (per Bbl)	$52.52	$59.15	$(6.63)	(11)%
Natural gas (per Mcf)	$0.13	$1.29	$(1.16)	(90)%
NGLs (per Bbl)	$6.58	$23.71	$(17.13)	(72)%
Total (per Boe)	$41.02	$49.42	$(8.40)	(17)%
Production volumes:
Oil (MBbls)	7,937	6,947	990	14%
Natural gas (MMcf)	6,834	6,025	809	13%
NGLs (MBbls)	1,320	1,001	319	32%
Total (MBoe)	10,396	8,952	1,444	16%
Average daily production volume:
Oil (Bbls/d)	29,073	25,447	3,626	14%
Natural gas (Mcf/d)	25,034	22,069	2,965	13%
NGLs (Bbls/d)	4,836	3,665	1,171	32%
Total (Boe/d)	38,081	32,790	5,291	16%

(1)	Average prices shown in the table do not include settlements of commodity derivative transactions.

As reflected in the table above, our total production revenue for the nine months ended September 30, 2019 was 4%, or $16.0 million, lower than that of the same period from 2018. The decrease is due to lower realized commodity prices, partially offset by higher sales volumes, during the nine months ended September 30, 2019. Our aggregate production volumes in the nine months ended September 30, 2019 were 10,396 MBoe, comprised of 76% oil, 11% natural gas and 13% NGLs. This represents an increase of 16% over aggregate production volumes of 8,952 MBoe during the nine months ended September 30, 2018.

The following table reconciles the change in oil, natural gas and NGL sales by reflecting the effect of changes in volumes and in the underlying commodity prices, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019:

(in thousands)	Oil sales (1)	Natural gas sales (1)	NGL sales (1)	Total (1)
Nine months ended September 30, 2018	$410,935	$7,765	$23,721	$442,421
Changes due to:
Increase (decrease) in production volumes	58,511	1,067	7,573	67,151
Increase (decrease) in average realized prices (2)	(52,622)	(7,928)	(22,614)	(83,164)
Nine months ended September 30, 2019	$416,824	$904	$8,680	$426,408

(1)
The net dollar effect of the increases in production is calculated as the change in period-to-period volumes for oil, natural gas and NGLs multiplied by the prior period average prices. The net dollar effect of the changes in prices is calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas and NGLs.

(2)
Natural gas and NGL revenues include gathering and processing costs. For the nine months ended September 30, 2019 and 2018, these costs reduced our natural gas revenues by $3.1 million and $3.0 million, respectively, and reduced our NGL revenues by $11.3 million and $8.2 million, respectively.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,				Per Boe
(in thousands, except per Boe)	2019	2018	Change	% Change	2019	2018
Lease operating expenses	$46,758	$31,390	$15,368	49%	$4.50	$3.51
Production and ad valorem taxes	32,100	26,437	5,663	21%	$3.09	$2.95
Exploration	3	24	(21)	(88)%	$—	$—
Depletion, depreciation, amortization and accretion	186,365	160,552	25,813	16%	$17.93	$17.93
Impairment of unproved oil and natural gas properties	32,763	53	32,710	NM	NM	NM
Other operating expenses	3,206	65	3,141	NM	$0.31	$0.01
General and administrative (before equity-based compensation)	29,116	28,800	316	1%	$2.80	$3.22
Total operating expenses (before equity-based compensation)	330,311	247,321	82,990	34%	$31.77	$27.63
Equity-based compensation	11,025	80,671	(69,646)
Total operating expenses	$341,336	$327,992	$13,344

NM
A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200. A per Boe calculation is not meaningful as the underlying expense does not correspond to changes in production.

Lease Operating Expenses.    LOE increased to $46.8 million in the nine months ended September 30, 2019, compared to $31.4 million for the same period of 2018. The increase largely corresponds to $17.9 million of workover expense, an increase of $7.4 million compared to the same period of 2018. Additionally, during the nine months ended September 30, 2019, our production and well counts increased between periods, resulting in overall higher costs for contract labor, equipment, equipment rentals and electricity. LOE per Boe increased $0.99 to $4.50 for the nine months ended September 30, 2019, as compared to the same period of 2018, primarily due to increased costs on workovers, contract labor, equipment and chemicals.

Production and Ad Valorem Taxes.    Production and ad valorem taxes were $32.1 million for the nine months ended September 30, 2019, an increase of $5.7 million, or 21%, from $26.4 million for the nine months ended September 30, 2018. The increase was due to increased ad valorem taxes from the addition of multiple new high-volume wells, partially offset by a decrease in production taxes due to a decrease in revenues.

Depletion, Depreciation, Amortization and Accretion.    The components of DD&A expense for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	Nine Months Ended September 30,		Per Boe
(in thousands)	2019	2018	2019	2018
Depletion of oil and natural gas properties	$184,928	$158,975	$17.79	$17.76
Depreciation of other property and equipment	1,278	1,490	$0.12	$0.16
Accretion of asset retirement obligations	159	87	$0.02	$0.01
Depletion, depreciation, amortization and accretion	$186,365	$160,552	$17.93	$17.93

Depletion of oil and natural gas properties increased $26.0 million during the nine months ended September 30, 2019 compared to the same period of 2018 primarily due to higher production and a slight increase in our depletion rate. Our depletion rate can vary due to changes in proved reserve volumes, acquisition and disposition activity, development costs and impairments. The depletion rate per Boe increased $0.03 to $17.79 per Boe during the nine months ended September 30, 2019, compared to $17.76 per Boe for the nine months ended September 30, 2018.

Impairment of Unproved Oil and Natural Gas Properties.    We incurred $32.8 million of impairment expense during the nine months ended September 30, 2019, compared to $0.1 million during the same period of 2018. The impairments in 2019 were largely related to certain acreage within our Big Tex area, and our current plan to not drill on certain of these leases before they expire. The impairments in 2018 were due to the expiration of certain leases on unproved properties. No impairments were recorded on proved properties during the nine months ended September 30, 2019 or 2018.

Other Operating Expenses.    The $3.2 million of other operating expenses for the nine months ended September 30, 2019 was related to the early termination of a frac fleet contract in the first quarter of 2019.

General and Administrative and Equity-based Compensation.    G&A, excluding equity-based compensation, increased 1% to $29.1 million for the nine months ended September 30, 2019, from $28.8 million for the same period of 2018. The slight increase is primarily due to increased personnel costs, including salaries, employee benefits and contract personnel. These increases were partially offset by a $2.8 million decrease related to severance and other nonrecurring expenses from the first quarter of 2018. The number of full-time employees increased from 80 at September 30, 2018 to 109 at September 30, 2019.

Equity-based compensation expense for the nine months ended September 30, 2019 and 2018 is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Incentive unit awards	$2,050	$75,767	$(73,717)
Restricted stock unit awards	4,988	3,391	1,597
Performance stock unit awards	3,987	1,513	2,474
Equity-based compensation expense	$11,025	$80,671	$(69,646)

The decrease in equity-based compensation expense for incentive unit awards is due to a modification of the service requirements in the first quarter of 2018, which resulted in an acceleration of the compensation expense for the awards allocated at the time of the IPO. The remaining incentive unit award expense relates to awards allocated after the IPO.

The increase in equity-based compensation expense for PSU awards is primarily due to the nine month-period ended September 30, 2018 reflecting the reversal of equity-based compensation expense, which related to forfeited PSU awards by former executive officers. As the Company’s policy is to recognize forfeitures as they occur, previously recognized expense on unvested awards is reversed at the date of forfeiture.

For additional information regarding our equity-based compensation, see Note 5, Equity-based Compensation, in “Part I. Financial Information - Item 1. Financial Statements.”

Other Income and Expense

The following table summarizes our other income and expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Gain (loss) on commodity derivatives	$(85,702)	$(110,426)	$24,724
Interest expense, net	(27,683)	(17,095)	(10,588)
Gain on sale of oil and natural gas properties	—	6,225	(6,225)
Other, net	(105)	30	(135)
Total other income (expense)	$(113,490)	$(121,266)	$7,776

Gain (loss) on Commodity Derivatives.    We utilize commodity derivative instruments to reduce our exposure to fluctuations in commodity prices. This amount includes (i) the gain (loss) related to derivative contracts that have settled within the period and (ii) the gain (loss) related to fair value adjustments on our open derivative contracts. The following table sets forth these components for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net gain (loss) on settled derivative instruments	$(14,651)	$(33,705)
Net gain (loss) from the change in fair value of open derivative instruments	(71,051)	(76,721)
Gain (loss) on commodity derivatives	$(85,702)	$(110,426)

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

Interest Expense, net.    The following table summarizes our interest expense for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Amended and Restated Credit Facility (1)	$4,566	$4,528
Senior Notes	22,031	11,668
Amortization of debt issuance costs (2)	1,770	1,753
Capitalized interest	(684)	(854)
Interest expense, net	$27,683	$17,095

(1)	Includes interest on outstanding balances and commitment fees on undrawn balances.

(2)	Includes amortization of debt issuance costs on the Amended and Restated Credit Facility and Senior Notes.

The increase in total interest expense during the nine months ended September 30, 2019 is associated with the issuance of the Senior Notes in May 2018.

Gain on Sale of Assets.    The $6.2 million gain on sale of assets in the nine months ended September 30, 2018 related to the sale of non-core unproved acreage.

Income tax expense (benefit)

During the nine months ended September 30, 2019, we had an income tax benefit of $6.0 million, compared to an expense of $14.7 million for the same period of 2018. The change is primarily due to a higher net loss in the first nine months of 2019 compared to the first nine months of 2018. Income tax expense in the first nine months of 2018 primarily resulted from equity-based compensation expense related to incentive unit awards that were allocated at the time of the IPO, which was not deductible for federal or state income tax purposes.

Capital Commitments, Capital Resources and Liquidity

Capital Commitments

Our primary needs for cash relate to the development and exploration of our oil and natural gas assets, payment of contractual obligations and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, borrowings under our Amended and Restated Credit Facility, joint venture partnerships, water system financings, asset sales, offerings of debt and equity securities or other means.

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

Because we operate a high percentage of our acreage, capital expenditure amounts and timing are largely discretionary and within our control. We determine our capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling obligations, drilling and acquisition costs and the level of participation by other working interest owners. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production and cash flows. Additionally, if we curtail or reallocate priorities in our drilling program, we may lose a portion of our acreage through lease expirations. Furthermore, we may be required to remove some portion of our reserves currently booked as proved undeveloped if such changes in planned capital expenditures mean we will be unable to develop such reserves within five years of their initial booking.

Based on current expectations, we believe we have sufficient liquidity through our existing cash balances, cash flow from operations and additional borrowing capacity under our Amended and Restated Credit Facility to execute our remaining 2019 capital program and anticipated 2020 capital expenditures. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. If we require additional capital funding for capital expenditures, acquisitions or other reasons, we may seek such capital through borrowings under our Amended and Restated Credit Facility, joint venture partnerships, water system financings, asset sales, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our planned drilling program. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.

Capital Expenditures

Capital expenditures for oil and gas acquisitions, exploration, development and infrastructure activities are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Acquisitions
Proved properties	$375	$—	$7,782	$—
Unproved properties (1)	17,316	7,575	25,295	18,670
Development costs	162,571	151,797	451,261	535,590
Infrastructure costs	4,520	5,439	25,678	13,440
Exploration costs	3	23	3	24
Total oil and gas capital expenditures	$184,785	$164,834	$510,019	$567,724

(1)	Relates to oil and natural gas mineral interest leasing and renewal activity.

For the nine months ended September 30, 2019 and 2018, our capital expenditures have been focused on the development of our properties in the southern Delaware Basin, as seen in the table below showing newly producing wells. As of September 30, 2019, we had approximately 87,300 gross (77,200 net) acres.

The following table reflects wells that began producing in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross wells
Operated	17	10	40	36
Non-operated	8	1	8	13
	25	11	48	49
Net wells
Operated	16.2	9.8	38.4	33.5
Non-operated	2.1	0.1	2.1	5.1
	18.3	9.9	40.5	38.6

At September 30, 2019, we were in the process of drilling 12 gross (11.6 net) wells and had eight gross (8.0 net) wells that were in process of being completed.

Contractual Obligations

A summary of our contractual obligations as of September 30, 2019 is provided in the following table:

	Remainder	Payments Due by Period for the Year Ending December 31,
(in thousands)	of 2019	2020	2021	2022	2023	Thereafter	Total
Senior secured credit facility (1)	$—	$—	$—	$—	$215,000	$—	$215,000
Senior notes—principal	—	—	—	—	—	500,000	500,000
Senior notes—interest (2)	14,688	29,375	29,375	29,375	29,375	73,437	205,625
Operating leases (3)	9,450	33,428	1,547	1,558	1,589	7,378	54,950
Service and purchase contracts (4)	10,305	15,514	3,706	3,633	3,633	13,926	50,717
Total	$34,443	$78,317	$34,628	$34,566	$249,597	$594,741	$1,026,292

(1)
This table does not include future commitment fees, interest expense or other costs related to our Amended and Restated Credit Facility because we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. As of September 30, 2019, we had $215.0 million outstanding under our Amended and Restated Credit Facility. The borrowing base and elected commitments remained at $900.0 million and $540.0 million, respectively, and the Company had $325.0 million of elected commitments available.

(2)	Interest represents the scheduled cash payments on the Senior Notes.

(3)
Relates to lease payment maturities for our operating leases, which include drilling rigs, our corporate headquarters and certain office equipment. See Note 10, Leases, in “Part I. Financial Information - Item 1. Financial Statements” for more information on our operating leases.

(4)	Primarily relates to a casing and tubing purchase agreement, a coiled tubing service agreement and a retail power purchase agreement.

Additionally, in 2018 the Company entered into a 5-year oil marketing agreement that became effective on October 1, 2019 and links a portion of the Company’s oil production to Gulf Coast pricing. This agreement specifies a minimum gross volume commitment of 30,000 barrels of oil per day. If the Company is not able to provide the contractual quantity to the buyer, it would be subject to a deficiency payment relative to a price difference on the deficient volume. Based on its current and projected production levels, the Company does not believe a deficiency payment will be required under this agreement.

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements as of September 30, 2019. Please read Note 11, Commitments and Contingencies, in “Part I. Financial Information - Item 1. Financial Statements” for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

Capital Resources and Liquidity

Historically, our primary capital resources and liquidity were capital contributions from equity owners, including the IPO, proceeds from the Senior Notes offering, borrowings under our Amended and Restated Credit Facility and cash flows from operations. During the first nine months of 2019, our primary sources of liquidity were cash flows from operations of $272.7 million and borrowings on our Amended and Restated Credit Facility of $215.0 million. Our primary uses of cash have been the development and acquisition of oil and natural gas properties and the development of water sourcing and disposal infrastructure. As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in growing proved reserves, production and balancing the long-term development of our assets with a focus on generating attractive corporate-level returns will be highly dependent on the capital resources available to us.

Based on our forecasted cash flows from operating activities and availability under our revolving credit facilities, we expect to be able to fund our planned capital expenditures, meet our debt service requirements and fund our other commitments and obligations for the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$272,701	$317,747
Net cash used in investing activities	$(511,449)	$(564,781)
Net cash provided by financing activities	$214,122	$331,450

Operating Activities.    Net cash provided by operating activities is primarily affected by production volumes, the price of oil, natural gas and NGLs, operating and general and administrative expenses and changes in working capital.

The $45.0 million decrease in the first nine months of 2019 compared to 2018 primarily resulted from lower realized commodity prices. We also experienced higher cash operating costs and interest expense.

Investing Activities.    Cash flows from investing activities primarily consist of the acquisition, exploration, and development of oil and natural gas properties, net of dispositions of oil and natural gas properties.

During the first nine months of 2019, net cash flow used in investing activities was $511.4 million, which included investments in developing our acreage and infrastructure of $477.7 million and leasehold and acquisition costs of $32.9 million. In the first nine months of 2018, net cash used for investing activities of $564.8 million included $551.1 million and $18.9 million for the development and acquisition of oil and natural gas properties, respectively.

Financing Activities.    Net cash provided by financing activities includes equity and debt transactions.

Net cash provided by financing activities during the first nine months of 2019 was due to $215.0 million of borrowings on our credit facility. Net cash provided by financing activities in the first nine months of 2018 was primarily due to $488.4 million of net proceeds from the Senior Notes offering, which was partially offset by a net repayment on our credit facility of $155.0 million.

Senior Secured Revolving Credit Facility

At December 31, 2018, the Amended and Restated Credit Facility had a borrowing base of $900.0 million, with nothing outstanding under the credit facility, and $540.0 million in unused borrowing capacity under our elected commitments. At September 30, 2019, the borrowing base and elected commitments remained at $900.0 million and $540.0 million, respectively, and we had $215.0 million outstanding and $325.0 million of elected commitments available. As of the date of this filing, the Company has $260.0 million outstanding and $280.0 million available under the Amended and Restated Credit Facility.

The amount available to be borrowed under our Amended and Restated Credit Facility is subject to a borrowing base that is subject to semiannual borrowing base redeterminations on or around each April 1 and October 1, of each year by the lenders at their sole discretion. Additionally, at our option, we may request up to two additional redeterminations per year, to be effective on or about January 1 and July 1. Due to the pending Merger of the Company with Parsley, our scheduled redetermination on or around October 1, 2019 was postponed to occur by February 15, 2020. Completion of the Merger would give rise to an event of default under the terms of the Amended and Restated Credit Facility. Pursuant to the terms of the Merger Agreement, Parsley will repay indebtedness outstanding under the Amended and Restated Credit Facility prior to consummation of the Merger.

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

As of September 30, 2019, we were in compliance with all financial covenants.

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

The following table shows how hypothetical changes in the realized prices we receive for our commodity sales would have impacted revenue for the nine months ended September 30, 2019:

			Sensitivity Analysis
(in thousands)	Revenue (1)	% of Total	Change in Realized Prices	Impact on Revenue
Oil	$416,824	98%	+ / - 10% per barrel	+ / -	$41,682
Natural gas	904	—%	+ / - 10% per Mcf	+ / -	$90
NGL	8,680	2%	+ / - 10% per barrel	+ / -	$868
Total	$426,408	100%

(1)	Our oil, natural gas and NGL revenues do not include the effects of derivatives instruments.

To reduce our exposure to changes in the prices of commodities, we have entered into commodity derivative instruments for a portion of our oil production for the remainder of 2019 and through 2020, and may in the future enter into additional commodity derivative instruments for a portion of our future oil production. The agreements entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil production over the contracted period of time. Our commodity derivative instruments are recorded at fair value and the changes to future commodity prices have an impact on net income. During the nine months ended September 30, 2019 we recorded a loss on derivatives of $85.7 million, compared to a loss of $110.4 million for the same period in 2018.

The fair value of our derivative instruments is determined based on valuation models. We did not change our valuation method for our derivative instruments during the nine months ended September 30, 2019.

The following table reconciles the changes that occurred in the fair values of our derivative instruments from December 31, 2018 to September 30, 2019:

Commodity Derivative Instruments
(in thousands)	Net Assets (Liabilities)
Fair value of open contracts at December 31, 2018	$100,621
Gain (loss) on commodity derivatives	(85,702)
Net cash payments on settled derivatives	14,651
Fair value of open contracts at September 30, 2019	$29,570

The following table sets forth the hypothetical impact on the fair value of our net oil derivative asset of $29.6 million as of September 30, 2019, using an average increase or decrease of 10% to the commodity prices:

	Change in Forward Commodity Prices
(in thousands)	10% Increase	10% Decrease
Increase (decrease) to net oil derivative asset as of September 30, 2019	$48,253	$(48,253)

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

As of September 30, 2019, we had no significant investments; therefore, we were not exposed to material interest rate risk on investments.

As of September 30, 2019, we had approximately $705.3 million of long-term debt outstanding, net of unamortized debt issuance costs. Of this amount, $490.3 million was fixed-rate debt, net of unamortized debt issuance costs, with a fixed interest coupon rate of 5.875%. Although near term changes in interest rates may impact the fair value of our fixed-rate debt, they do not expose us to interest rate risk or cash flow loss.

The $215.0 million, as of September 30, 2019, outstanding under our Amended and Restated Credit Facility is subject to variable interest rates, which expose us to the risk of earnings or cash flow loss due to potential increases in market interest rates. A change in the interest rate applicable to our variable-rate debt could expose us to additional interest cost. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $2.2 million per year.

We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness. For additional information regarding our debt instruments, refer to Note 4, Debt, in “Part I. Financial Information - Item 1. Financial Statements.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

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

Our business faces many risks. Any of the risk factors discussed in this report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operation. In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Set forth below are certain material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 due to the Company executing the Merger Agreement with Parsley:

Because the exchange ratio is fixed and because the market price of Parsley Class A common stock may fluctuate, our stockholders cannot be certain of the precise value of any merger consideration they may receive in the Merger.

At the time the Merger is completed, each issued and outstanding eligible share of our common stock will be converted into the right to receive the merger consideration of 0.447 of a share of Parsley Class A common stock. The exchange ratio for the merger consideration is fixed, and there will be no adjustment to the merger consideration for changes in the market price of Parsley Class A common stock or our common stock prior to the completion of the Merger. If the Merger is completed, there will be a time lapse between the date of signing the Merger Agreement and the date on which our stockholders who are entitled to receive the merger consideration actually receive the merger consideration. The market value of shares of Parsley Class A common stock may fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in Parsley’s businesses, operations and prospects and regulatory considerations. Such factors are difficult to predict and in many cases may be beyond the control of Parsley and us. The actual value of any merger consideration received by our stockholders at the completion of the Merger will depend on the market value of the shares of Parsley Class A common stock at that time. This market value may differ, possibly materially, from the market value of shares of Parsley Class A common stock at the time the Merger Agreement was entered into or at any other time. Our stockholders should obtain current stock quotations for shares of Parsley Class A common stock and for shares of our common stock.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the Merger, including the receipt of the required approvals from our and Parsley’s stockholders. These conditions to the completion of the Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

Moreover, if the Merger is not completed by May 14, 2020, either Parsley or Jagged Peak may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, Parsley and Jagged Peak may elect to terminate the Merger Agreement in certain other circumstances as further detailed in the Merger Agreement.

Current Jagged Peak stockholders will have a reduced ownership and voting interest in Parsley after the Merger compared to their current ownership in Jagged Peak on a standalone basis and will exercise less influence over management.

Currently, Jagged Peak stockholders have the right to vote in the election of the Jagged Peak board of directors and on other matters requiring stockholder approval under Delaware law and the Jagged Peak articles of incorporation and bylaws. As a result of the Merger, current Jagged Peak stockholders will own a smaller percentage of Parsley than they currently own of Jagged Peak, and as a result will have less influence on the management and policies of Parsley after the Merger than they now have on the management and policies of Jagged Peak.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Merger, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. These provisions include covenants by Jagged Peak not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions and, subject to certain exceptions, to recommend that its stockholders approve and adopt the Merger Agreement.

Failure to complete the Merger could negatively impact the price of shares of our common stock, as well as our future businesses and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. There can be no assurance that all of the conditions to the completion of the Merger will be so satisfied or waived. If these conditions are not satisfied or waived, we will be unable to complete the Merger.

If the Merger is not completed for any reason, including the failure to receive the required approval of our stockholders and Parsley’s stockholders, our businesses and financial results may be adversely affected, including as follows:

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;

•
the manner in which customers, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect our marketing operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;

•	we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees;

•	we may experience negative reactions from employees; and

•
we will have expended time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and our ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Merger Agreement is terminated and our board seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. If the Merger Agreement is terminated under specified circumstances, we may be required to pay Parsley a termination fee or reimburse Parsley for certain of its expenses.

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention at the Company may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with Parsley following the Merger. In addition, the Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Parsley, and generally requires us to continue our operations in the ordinary course, until completion of the Merger. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The shares of Parsley Class A common stock to be received by our stockholders upon completion of the Merger will have different rights from shares of our common stock.
Upon completion of the Merger, our stockholders will no longer be stockholders of Jagged Peak. Instead, former Jagged Peak stockholders will become Parsley stockholders and while their rights as Parsley stockholders will continue to be governed by the laws of the state of Delaware, their rights will be subject to and governed by the terms of the Parsley certificate of incorporation, as amended, and the Parsley bylaws, as amended. The laws of the state of Delaware and terms of the Parsley amended and restated certificate of incorporation and the Parsley amended and restated bylaws are in some respects different than the terms of our certificate of incorporation and our bylaws, which currently govern the rights of our stockholders.

Completion of the Merger may trigger change in control or other provisions in certain agreements to which we are a party.
The completion of the Merger may trigger change in control or other provisions in certain agreements to which we are a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.

We will incur significant transaction and Merger-related costs in connection with the Merger, which may be in excess of those anticipated by us.

We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees. Many of these costs will be borne by us even if the Merger is not completed.

We may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect business, financial position and results of operation. Currently, we are unaware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

The following table summarizes the repurchase of our common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	1,786	$8.75	—	—
August 1, 2019 - August 31, 2019	—	$—	—	—
September 1, 2019 - September 30, 2019	1,418	$7.48	—	—
Total	3,204	$8.12	—	—

(1)	Shares purchased represent shares of our common stock transferred to us to satisfy tax withholding obligations incurred upon the vesting of certain equity awards held by our employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
±2.1
Agreement and Plan of Merger, dated as of October 14, 2019, among Parsley, Merger Sub and Jagged Peak (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 15, 2019).

10.1
Voting and Support Agreement, dated October 14, 2019, by and among Parsley, Jagged Peak, Merger Sub and Quantum (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 15, 2019).

10.2
Voting and Support Agreement, dated October 14, 2019, by and among Parsley, Jagged Peak, Merger Sub and Bryan Sheffield (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on October 15, 2019).

*10.3	Waiver to Stockholders’ Agreement, dated July 23, 2019, by and among, Jagged Peak Energy Inc. and Q-Jagged Peak Energy Investment Partners, LLC.
*31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
**32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
±
Schedules have been omitted pursuant to Item 601(b)(2)(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAGGED PEAK ENERGY INC.
Date:	November 7, 2019	By:	/s/ JAMES J. KLECKNER
			Name:	James J. Kleckner
			Title:	Chief Executive Officer and President

Date:	November 7, 2019	By:	/s/ ROBERT W. HOWARD
			Name:	Robert W. Howard
			Title:	Executive Vice President, Chief Financial Officer

Date:	November 7, 2019	By:	/s/ SHONN D. STAHLECKER
			Name:	Shonn D. Stahlecker
			Title:	Controller